Form 10-Q
period 1996-05-31
TST/IMPRESO INC
filed 1996-07-15
CIK 947219

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- - ---     Exchange Act of 1934

FOR THE PERIOD ENDED  MAY 31, 1996

                                       OR

        Transition report pursuant to Section 13 or 15 (d) of the Securities
- - ---     Exchange Act of 1934

COMMISSION FILE NUMBER 0-26774


                               TST/IMPRESO, INC.
             (exact name of registrant as specified in its charter)

            DELAWARE                                             75-1517936
(state or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                           652 SOUTHWESTERN BOULEVARD
                              COPPELL, TEXAS 75019
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (214) 462-0100
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes   X                           No
                     -----                            -----

Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.


         Class of Common Stock              Shares outstanding at July 10, 1996
         ---------------------              -----------------------------------
           $ .01 Par Value                                5,247,730

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                   FORM 10 Q
                                  MAY 31, 1996



                                     INDEX




PART I.          FINANCIAL INFORMATION                                                                            PAGE NUMBER
                                                                                                                  -----------
         Item 1. Consolidated Financial Statements:

                          Interim Consolidated Balance Sheets as of May 31,1996
                          (Unaudited) and August 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                          Interim Consolidated Statements of Operations for the
                          Nine Months Ended May 31, 1996 (Unaudited) and 1995 . . . . . . . . . . . . . . . . . . . .   4

                          Interim Consolidated Statements of Cash Flows for the
                          Nine Months Ended May 31, 1996 (Unaudited) and 1995 . . . . . . . . . . . . . . . . . . . .   5

                          Notes to Interim Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9



PART II.         OTHER INFORMATION


         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART 1:          FINANCIAL INFORMATION


ITEM 1:          FINANCIAL STATEMENTS


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)


                                                                    May 31,                      August 31,
                                                                     1996                           1995
                                                                -------------                  -------------
Current Assets:
         Cash and cash equivalents                              $   2,054,322                  $      92,081
         Trade accounts receivable, net of  allowance
            for doubtful accounts of $250,000 at May 31,
            1996 and $200,000 at August 31, 1995                    3,555,199                      3,533,022

         Inventories                                                6,147,760                      6,613,504
         Prepaid expenses                                              79,589                         38,197
                                                                -------------                  -------------
                    Total current assets                           11,836,870                     10,276,804

Property, plant, and equipment, at cost                            12,464,530                     11,825,798
         Less accumulated depreciation                             (8,279,079)                    (8,005,330)
                                                                -------------                  -------------
                    Net property, plant, and equipment              4,185,451                      3,820,468

Other Assets:
         Deposits and other                                           353,456                        483,985
         Investments                                                    4,954                          4,954
                                                                -------------                  -------------
                                                                $  16,380,731                  $  14,586,211
                                                                -------------                  -------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                        May 31,            August 31,
                                                                                         1996                 1995
                                                                                    --------------       -------------
Current Liabilities:
         Accounts payable                                                           $    1,165,566       $   1,016,129
         Accrued liabilities                                                               346,564             325,545
         Accrued bonuses                                                                    58,000             540,539
         Accrued income taxes                                                               98,359             168,010
         Current maturities of long-term debt                                               48,877              83,583
         Line of  credit                                                                   428,067           3,843,083
         Pre-petition liabilities
         Current maturities of pre-petition accounts payable                                25,931             202,940
         Current maturities of long-term debt                                               73,481             586,853
                                                                                    --------------       -------------
                    Total current liabilities                                            2,244,845           6,766,682

Deferred income tax liability                                                              513,724             490,787
Long-term portion of pre-petition debt, net of current maturities                        1,124,869           3,563,725
Long-term debt, net of current maturities                                                   11,906              39,192
                                                                                    --------------       -------------
                    Total liabilities                                                    3,895,344          10,860,386
                                                                                    --------------       -------------
Commitments and contingencies

Stockholders' Equity:
         Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at  May 31, 1996  and August 31, 1995
         Common stock, $.01 par value; 15,000,000 shares authorized; 5,247,730 shares issued and outstanding at May 31, 1996  and 4,000,000
            shares issued and outstanding at August 31, 1995                                52,477              40,000
         Warrants                                                                              110                 ---
         Additional paid-in capital                                                      5,964,889                 ---
         Retained earnings                                                               6,467,911           3,685,825
                                                                                    --------------       -------------
                    Total stockholders' equity                                          12,485,387           3,725,825
                                                                                    --------------       -------------
                    Total liabilities and  stockholders' equity                     $   16,380,731       $  14,586,211
                                                                                    --------------       -------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES


                 INTERIM CONSOLIDATED STATEMENT OF OPERATION S
                                  (UNAUDITED)


                                                                  Three Months Ended               Nine Months Ended
                                                                       May 31,                          May 31,
                                                             ----------------------------    ----------------------------
                                                                 1996            1995            1996            1995
                                                             ------------   -------------    ------------    ------------
                                                                     (Unaudited)                      (Unaudited)
Net Sales                                                    $ 11,745,855   $  11,797,867    $ 37,070,993    $ 26,657,153
Cost of sales                                                   9,269,941       8,478,055      29,481,558      20,479,522
                                                             ------------   -------------    ------------    ------------
   Gross profit                                                 2,475,914       3,319,812       7,589,435       6,177,631

Other costs and expenses:
   Selling, general and administrative                          1,108,464       1,618,645       3,363,605       3,220,776
   Interest expense                                                74,003         269,182         335,573         770,834
   Other (income) expense, net                                     19,319          72,263          55,355          91,558
                                                             ------------   -------------    ------------    ------------
   Total other costs and expenses                               1,201,786       1,960,090       3,754,533       4,083,168

Income before income tax expense and                            1,274,128       1,359,722       3,834,902       2,094,463
extraordinary gain

Income tax expense:
   Current                                                        424,964          38,581       1,324,308         154,670
   Deferred                                                         7,057         286,290          22,937         286,290
                                                             ------------   -------------    ------------    ------------
Income before extraordinary gain                                  842,107       1,034,851       2,487,657       1,653,503

Extraordinary gain from debt reduction and
restructuring due to bankruptcy, net of tax                           ---         698,795         294,430         698,795
effect of $55,843 and $159,377 respectively
                                                             ------------   -------------    ------------    ------------
Net income                                                   $    842,107   $  1,733,646     $  2,782,087    $  2,352,298
                                                             ------------   -------------    ------------    ------------
Income per share (primary and fully diluted):
   Income before extraordinary gain                          $       0.16   $        0.26    $       0.49    $       0.41
   Extraordinary gain                                                 ---            0.18            0.06            0.18
                                                             ------------   -------------    ------------    ------------
           Net income per common share                       $       0.16   $        0.44    $       0.55    $       0.59
                                                             ------------   -------------    ------------    ------------
Weighted average shares outstanding                             5,247,730       4,000,000       5,038,141       4,000,000





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            Nine  Months Ended
                                                                                    ----------------------------------
                                                                                        May 31,             May 31,
                                                                                         1996                1995
                                                                                    --------------       -------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    2,782,087       $   2,352,298
  Adjustments to reconcile net income to net cash
      flow provided by operating activities-
    Extraordinary gain                                                                    (294,430)           (698,795)
    Depreciation and amortization                                                          273,749             312,475
    Deferred income taxes                                                                   22,937             286,290
    Gain on sale of assets                                                                     ---                 ---
    Decrease (increase) in restricted cash                                                     ---                 ---
    (Increase) decrease in accounts receivable, net                                        (22,177)           (885,925)
    (Increase) decrease in inventory                                                       465,744          (2,072,948)
    (Increase) decrease in prepaid expenses and other                                      (41,392)            (70,258)
    Increase (decrease) in cash overdraft                                                      ---             260,650
    Increase (decrease) in accounts payable                                                149,437             625,510
    Increase (decrease) in accrued liabilities                                              21,019              87,761
    Increase (decrease) in accrued bonuses                                                (482,539)            577,000
    Increase in accrued income taxes                                                       (69,651)                ---
                                                                                    --------------       -------------
        Net cash provided by (used in) operating activities                              2,804,784             774,058
                                                                                    --------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                             (638,732)            (20,583)
  Sales of property, plant, and equipment, net                                                 ---               3,295
  Changes in investments, net                                                                  ---               4,541
  Change in other non-current assets, net                                                  130,529            (109,117)
                                                                                    --------------       -------------
        Net cash provided by (used in) investing activities                               (508,203)           (121,864)
                                                                                    ---------------      --------------
CASH FLOW FROM FINANCING ACTIVITIES:
      Net borrowing (payments) on line of credit                                        (3,415,016)            553,655
      Payments on pre-petition debt                                                     (2,834,807)         (1,111,188)
      Additions (payments) on post-petition debt, net                                      (61,992)            (61,783)
      Sale of common stock                                                               5,977,475                 ---
                                                                                    --------------       -------------
        Net cash provided by (used in) financing activities                               (334,340)           (619,316)
                                                                                    --------------       -------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                               1,962,241              32,878

Cash and cash equivalents, beginning of period                                              92,081              30,243
                                                                                    --------------       -------------
Cash and cash equivalents, end of period                                            $    2,054,322       $      63,121
                                                                                    --------------       -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND NATURE OF BUSINESS

             TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms for use in computer printers; facsimile paper for use in thermal facsimile machines; and cut sheet paper for use in copying machines, laser printers, and ink jet printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as " the Company").

2.  INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 1996, and its results of operations for the nine months ended May 31, 1996 and 1995. Results of the Company's operations for the interim period ended May 31, 1996, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

             The interim Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, for the fiscal year ended August 31, 1995 and 1994, included in the Company's Form 10-K (the "Company's Form 10-K") File Number 0-26774 as filed with the SEC on November 30, 1995 . Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.  EXTRAORDINARY ITEMS

             In the quarter ended May 31, 1995, the Company recorded an extraordinary gain totalling $698,795, net of related income tax expense of $55,843. The extraordinary gain resulted primarily from the Company's early extinguishment of a note payable to a financial institution with a face amount of $1,017,480 for a negotiated discounted amount of $350,000.

             In the quarter ended November 30, 1995, the Company recorded an extraordinary gain totalling $132,381, net of related income tax expense of $75,569. The extraordinary gain primarily resulted from the Company's early extinguishment of a note payable to a financial institution with a face amount of $1,213,933 for a negotiated discounted amount of $1,000,000.

             In the quarter ended February 29, 1996, the Company recorded an extraordinary gain totaling $162,049, net of related income tax expense of $83,808. The extraordinary gain resulted from the Company's early extinguishment of a note payable to a financial institution with a face amount of $1,616,883 for a negotiated discounted amount of $1,371,026. The Company utilized proceeds from its initial public offering along with income from operations to extinguish these debts.

4.  INVENTORIES

             Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

    Inventory consisted of the following:


                                                                          May 31,           August 31,
                                                                           1996                1995
                                                                        -----------        -----------
    Finished Goods                                                      $ 3,345,597          2,968,633
    Raw Materials                                                         2,415,101          3,165,638
    Supplies                                                                350,617            403,679
    Work-in-process                                                          36,445             75,554
                                                                        -----------        -----------
      Total Inventories                                                 $ 6,147,760        $ 6,613,504
                                                                        -----------        -----------


5.  DEBT

    Debt as of May 31, 1996 and August 31, 1995, is as follows:

                                                                                May 31,          August 31,
                                                                                 1996               1995
                                                                             -----------        -----------
    Post-petition-

    Note payable to a commercial financial corporation under
      revolving credit line maturing May 1996 (see discussion below), secured by inventory, trade accounts receivable, equipment, and a personal guarantee by the trustee of a trust which is a majority shareholder, interest payable monthly at prime plus 2.75%
      (9.25% at May 31, 1996 and 11.5% at August 31, 1995).                  $   428,067        $ 3,843,083

    Note payable to a commercial financial corporation, payable in monthly installments, security, interest and maturity
      date, same as above.                                                        60,783            122,775

    Pre-petition-

    Note payable to a financial institution, paid in full, December 1995             ---          1,735,190

    Note payable to a financial institution, paid in full, November, 1995            ---          1,220,636

    Pre-petition taxes, payable annually on May 31 at 6% interest
      May 31, 1999                                                                77,165            202,940

    Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2000,
      at which time the remaining balance becomes due and payable                634,393            643,243

      Other notes payable, secured by a personal guarantee by the trustee of a trust which is a majority shareholder, and certain property, plant, and equipment, maturity dates ranging from 1996
      to 2023, interest rates ranging from 4% to 10.5%                           512,723            551,509
                                                                             -----------        -----------
                          Total                                                1,713,131          8,319,376

    Less-current maturities                                                      148,289          4,716,459
                                                                             -----------        -----------
                                                                             $ 1,564,842        $ 3,602,917
                                                                             -----------        -----------


    The revolving credit line matured on May 31, 1996. The Company successfully negotiated with its current credit line lender to extend the line through May 1997 with a lower interest rate (prime + 1%) and substantial decreases in loan costs.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Nine Months Ended
                                                                        ------------------------------
                                                                           May 31,            May 31,
                                                                            1996               1995
                                                                        -----------        -----------
      Cash paid during the period for:
                 Interest                                               $   335,573        $   770,834
                 Income taxes                                             1,553,336            230,000

7.  STOCK OPTIONS

             During the quarter ended November 30, 1995, the Company granted 293,800 options to certain employees, a Director and a consultant under its 1995 Stock Option Plan (the "Plan"). These options were granted at an exercise price of $6.00 per share, the fair market value at the date of grant.. These options will become exercisable at various dates beginning in April 1996 through April 1999. Thirty-six hundred of those options were forfeited during the nine months ended May 31, 1996. On April 4,1996, 72,300 of the options granted under the Plan became exercisable. The shares issuable on exercise of these options are restricted from public sale until April 4,1997, by the Company's Agreement with the Underwriters.

             On January 2, 1996, the Company elected two new outside Directors to its Board of Directors. In accordance with the Stock Option Plan, each Director received an automatic grant of an option for 1,000 shares of Common Stock. These options were granted at the fair market value at the date of grant with an exercise price of $6.75 per share, and are exercisable in two equal annual installments. Remaining options available for grant under the Plan, including all forfeited options, total 107,800.

             In addition to options under the Plan, in October 1995 and in connection with the Company's initial public offering ("IPO"), the Company granted an option to purchase up to 147,730 shares (over-allotment option) to its underwriters at $6.00 per share. The option was exercised in full on November 14, 1995.

             Also in connection with the Company's IPO, the Company issued warrants to its underwriters for

    $.001 per warrant to purchase an aggregate of 110,000 shares of Common Stock. The warrants become exercisable on October 5, 1996, for four years at an exercise price of $7.20 per share.

             The Company also issued warrants to two consultants. One warrant for 10,000 shares of Common Stock is exercisable for a period of five years from December 1, 1995, at an exercise price of $7.20 per share. The other warrant, also for 10,000 shares of Common Stock, becomes exercisable October 5, 1996 for a period of four years at an exercise price of $6.60 per share.

8.  EARNINGS PER COMMON SHARE

             Earnings per share is based on the weighted average number of common shares outstanding. Common share equivalents have not been included in the computation of earnings per share as the dilution of these equivalents is not considered material.

9.  SUPPLEMENTAL EARNINGS PER SHARE DATA

             In October 1995, the Company 's registration statement on Form S-1 became effective for the sale of 1,247,730 shares (including over-allotment option shares) at $6.00 per share.The unaudited supplemental earnings per share data has been calculated assuming the IPO occurred as of the beginning of each respective period.

                                                               Three Months Ended    Nine Months Ended
                                                                  May 31, 1996          May 31, 1996
                                                               ------------------    -----------------
    Supplemental income per share (primary and
          fully diluted):

    Income before extraordinary gain                              $        0.16          $      0.47
    Extraordinary gain                                                      ---                 0.06
                                                                  -------------          -----------
          Net income per common share                             $        0.16          $      0.53
                                                                  -------------          -----------
    Supplemental weighted average shares outstanding                  5,247,730            5,247,730
                                                                  -------------          -----------



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 1996 AND MAY 31,
1995

    Net Sales---Net sales for the three months ended May 31, 1996, decreased $52,000, or .4%, as compared to the corresponding period of the prior year as a result of pressure in the marketplace to lower sales prices. Net sales for the nine months ended May 31, 1996, increased $10.4 million, or 39.1% as compared to the corresponding period of the prior year as a result of an expansion in the Company's customer base.

    Gross Profit---Gross profit for the three months ended May 31, 1996, decreased $844,000 or 25.4%,as compared to the corresponding period of the prior year. Gross profit for the nine months ended May 31, 1996, increased $1.4 million, or 22.9% as compared to the corresponding period of the prior year. The de-crease in gross profit for three months ended May 31,1996, was primarily the result of increased material costs. The Company's gross profit margin was 21.1% for the three month period ended May 31, 1996, as compared to 28.1% for the corresponding period of the prior year. The Company's gross profit margin for the nine months ended May 31, 1996, was 20.5% as compared to 23.2% for the corresponding period of the prior year.

    Selling General and Administrative Expenses---SG&A expenses for the three months ended May 31, 1996, were $1.1 million, or 9.4% of net sales, as compared to $1.6 million, or 13.7% of net sales, for the corresponding period of the prior year. SG & A expenses for the nine months ended May 31, 1996, were $3.4 million, or 9.1% of net sales, as compared to $3.2 million, or 12.1% for the corresponding period of the prior year. SG & A Expenses as a percentage of net sales declined during these periods because of reductions in accrued liabilities.

    Income before taxes and extraordinary gain---Income before taxes and extraordinary gain for the three months ended May 31, 1996, was $1.3 million as compared to $1.4 million for the corresponding period of the prior year, a decrease of $86,000 or 6.3%. Income before taxes and extraordinary gain for the nine months ended May 31, 1996, was $3.8 million as compared to $2.1 million for the corresponding period of the prior year, an increase of $1.7 million, or 83.1%. The decrease for the quarter ended May 31, 1996 was due to declines in sales prices. The increase for the nine months ended May 31, 1996 was primarily due to increased sales volume, increased gross profits, improved operating efficiencies and a decline in SG & A expenses as a percent of net sales.

    Extraordinary gain---The Company recorded an extraordinary gain totalling $699,000, net of related income tax expense of $56,000, for the three
    months ended May 31,1995; there was no such gain for the    corresponding
    period of the current year. The Company recorded an extraordinary gain totalling $294,000, net of related income tax expense of $159,000 for the nine months ended May 31,1996. The gains resulted from the Company's early payment of prepetition notes payable for discounted amounts.

    Income Taxes---The Company's provision for income taxes was $432,000 for the three months ended May 31, 1996, as compared to $381,000 for the corresponding period of the prior year. The Company's provision for income taxes was $1.5 million for the nine months ended May 31, 1996, as compared to $497,000 for the corresponding period of the prior year. The increase was primarily due to increased pre-tax profits, and utilization of NOL during the fiscal year ended August 31, 1995. The effective tax rate for the nine month period ended May 31, 1996, was 35.1% as compared to 15.8% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $2.8 million for the nine months ended May 31, 1996, as compared with $774,000 for the corresponding period of the prior year. The increase in the Company's net cash provided by operations primarily related to increases in net income.

    Net cash used in investing activities was $508,000 for the nine months ended May 31, 1996, as compared with $122,000 used in investing activities for the corresponding period of the prior year. The Company's net cash used in investing activities primarily related to the purchase of new equipment.

    Net cash used in financing activities was $334,000 for the nine months ended May 31, 1996, as compared with $619,000 used in financing activities for the corresponding period of the prior year. Proceeds from issuance of Common Stock have been primarily used to pay down the Company's line of credit and to extinguish pre-petition notes at discounted amounts.

    Working capital increased to $9.6 million at May 31, 1996, from $3.5 million at August 31, 1995, an increase of $6 million or 173.3%; this increase is primarily attributable to the pay down of the Company's line of credit to a balance of $428,000 at May 31, 1996, from $3.8 million at August 31, 1995.

    In May 1993, the Company entered into an agreement with a bank for a three-year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Mr. Sorokwasz. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 2.75% (9.25% at May 31, 1996), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 1996, there was a $4.6 million borrowing capacity remaining under the $5 million revolving line of credit. In March 1996, the Company was successful in negotiating an extension of this revolving line of credit through May 1997.

    The Company anticipates executing a lease agreement in the fourth quarter for the financing of three large pieces of equipment. The Company believes that the funds available under the facility, trade credit and internally generated funds will be sufficient to satisfy all other requirments for working capital and capital expenditures through the fiscal year 1997.

INVENTORY MANAGEMENT

    The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service its customers. The Company attempts to maintain an aggregate of $6.0 million in inventory. In accordance with the Company's strategic raw material purchasing policies and in order to obtain preferential pricing, the Company waives the rights to suppliers' inventory protection agreements ( including price protection and inventory return rights). The Company bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory or covered by purchase commitments. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company decline, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

MARKET CONDITIONS

    During the Company's second quarter prices for the raw paper materials used by the Company for manufacturing certain products declined at a rapid pace. As a result the Company had to lower its selling prices on those products to specific customers which resulted in decreased gross profit and net income for the third quarter. At the end of the third quarter prices for those raw materials leveled and began to increase. Management believes the increases in the raw material prices will not continue on the upward trend, and that the current price increases will successfully be passed onto the customers of the Company in the fourth quarter.

MANUFACTURING CAPACITY

    A delay in the expansion plans of the Company (see "Legal Proceedings") to acquire additional manufacturing equipment during the first and second quarters of 1996 affected the Company's ability to achieve projected revenue figures for the third quarter. Management expects the delay to be temporary.

SEASONALITY

    The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's third and fourth fiscal quarter results in relation to sequential quarter performance.

INFLATION

    The Company believes that inflation has had a significant impact on the Company's operations. Historically, the Company has been successful in transferring to its customers increases in its manufacturing and other costs resulting from inflation by means of price increases.

PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS



    On April 2, 1996, the Company filed a complaint in the District Court of Dallas County, Texas against Nor-Graphics, Inc., a wholly owned subsidiary of United Energy Corp., the manufacturer of Variable Repeat Batching Sheeter Systems in connection with the proposed purchase by the Company of three systems. The suit alleges breach of contract, breach of warranties, and anticipatory breach of contract.The Company accepted delivery of the first system at its Dallas location in November 1995. The equipment has failed to meet contract specifications and, therefore, the Company cancelled delivery of the other two systems. The Company has contracted with another manufacturer of custom designed sheet processing systems for two systems with delivery anticipated on September 23,1996, and October 7,1996, at the Company's Texas and West Virginia plants, respectively. The six month delay in the Company's ability to manufacture additional tonnage into cutsheet products with new equipment has slowed down projected growth for the second and third quarters, but Management believes that the ultimate resolution of this matter will not have a material effect on the Company's long term financial condition.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K



    a) Exhibits:


         Exhibit
           No.
         -------

          27     Financial Data Schedule


    b) No reports on Form 8-K were filed during the quarter ended May 31, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: July 11, 1996

                                        TST/ Impreso, Inc.
                                          (Registrant)



                                        /s/ Marshall Sorokwasz
                                        ---------------------------------------
                                        Marshall Sorokwasz
                                        President, Chief Executive Officer,
                                        Treasurer and Director


                                        /s/ Susan Atkins
                                        ---------------------------------------
                                        Susan Atkins
                                        Vice President and Chief
                                        Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.          Description of Exhibit
- - -----------          ----------------------

27                   Financial Data Schedule