Form 10-K
period 1996-08-31
TST/IMPRESO INC
filed 1996-11-27
CIK 947219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K


 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of  1934 for the fiscal year ended August 31, 1996

                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from         to
                                                         --------   --------
                       Commission File Number 0-26774

                       ------------------------------

                              TST/Impreso, Inc.
           (Exact name of registrant as specified in its charter)

                       ------------------------------


          Delaware                                               75-1517936
(State or other jurisdiction of                              (I.R.S. Employer
 or incorporation or organization)                           Identification No.)

652 Southwestern Blvd., Coppell, Texas                           75019
(Address of principal executive offices)                       (Zip code)


                                 (972) 462-0100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK , $0.01 PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
       Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
                             the past 90 days).
                               YES  X   NO
                                   ----   ----

 Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 22, 1996, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market, was approximately
                                 $9,648,000.

  There were 5,247,730 shares of the registrant's Common Stock outstanding as of August 31, 1996.

 List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the
          Registrant's Annual Meeting of Stockholders to be held on
                        January 28,1997---Part III.*

* As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

TST/Impreso, Inc. and subsidiaries (the "Company") is a manufacturer and distributor to dealers and other resellers of paper products for commercial and home use in domestic and international markets. Through its three manufacturing facilities and 47 warehouse locations throughout the United States, the Company manufactures and distributes its products under its own label, generic labels and private labels. The Company has strategically located its distribution points so as to enable its products to be delivered to customers in most major cities in the United States within 24 hours. The Company has over 3,000 customers ranging in size from small business form dealers to large office product wholesalers with multiple offices and branches. An increasing segment of the customer base has been the large and medium mass merchants, including computer and office superstores. The Company's primary method of generating sales contacts is through its own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

On October 12, 1995, the Company closed the offering of 1,100,000 shares of its Common Stock to the public at $6.00 per share, and on November 14, 1995, the Company closed the sale of an additional 147,730 shares of its Common Stock pursuant to the Underwriters' over-allotment option. The offering was made pursuant to a Prospectus, dated October 6,1995. The proceeds of the offering were used for repayment of the indebtedness in the approximate amount of $4.9 million and the remainder was used for general corporate and working capital purposes.

PRODUCTS

The Company operates in the hard copy supply market, which encompasses those paper and printing products used with a hard copy output or "imaging" device such as mechanical typewriters, xerographic copy machines, dot matrix ("impact") or laser ("non-impact") computer printers and facsimile machines. The Company's present product line consists of: (i) continuous computer stock business forms; (ii) thermal facsimile paper; (iii) cut sheet paper for use in laser printers, copying machines and plain paper facsimile machines; and (iv) cut sheet paper for use in ink-jet printers.

Continuous Computer Stock Business Forms. The Company produces a wide variety of continuous computer stock business forms in various types of papers (bond, recycled, carbon and carbonless, and groundwood papers), formats (printing for readability and contrast) and basis weights. The large population of printer models that are in service today makes this variety of products necessary, particularly in high-speed printer applications where the type of paper affects printer wear and in high-volume applications where economy is needed. To ensure high quality printing, the Company primarily uses wet offset presses, which yield better clarity and definition than dry printing. Raw paper stock is quality control-tested prior to and during production to ensure correct tensile strength, capacity, thickness, moisture content and finish. In general, the

Company produces standard continuous computer stock business forms. On request, the Company occasionally produces customized forms for larger customers.

Thermal Facsimile Paper. The Company manufactures two classes of thermal facsimile paper, standard and high sensitivity, each of which is currently offered in 24 different roll sizes. The Company's newest product in the thermal facsimile paper market is its Heavyweight 20#, which is designed to have the look and feel of premium copier paper. The Company also offers a low-priced, Ultra High Quality grade thermal facsimile paper usable with Group IV thermal facsimile machines. Group IV thermal facsimile machines utilize advanced technology (similar to that in high speed 35mm film), enabling them to transmit documents at a speed of four seconds per page instead of the normal 30 seconds required by Group III machines, the current standard in the industry.

The thermal facsimile papers manufactured by the Company are suitable for use with all original equipment manufacturers' ("OEMs") machines currently on the market and are warranted against damage that the paper may cause to a customer's thermal facsimile machine. In addition, the packaging method employed by the Company heat-seals the wrapper, thereby inhibiting static by ensuring a uniform moisture content. Static within thermal facsimile machines causes thermal head burn out and results in paper curl.

Cut Sheet Paper for use in Copying Machines, Laser Printers and Plain Paper Facsimile Machines. The Company offers this type of cut sheet in legal and letter size, including three-hole punch in letter size. A major portion of these cut sheets is purchased mill-direct and private-labeled under the name of IMPRESO(R) DATABOND. IMPRESO DATABOND is a high durability, high resolution sheet designed specifically for use with all types of copying machines, laser printers and plain paper facsimile machines. IMPRESO DATABOND is brighter, whiter and smoother than ordinary paper and reproduces text and graphics with superior clarity and contrast. The Company's cut sheet papers for use in copying machines, laser printers and plain paper facsimile machines are OEM-approved.

Cut Sheet Paper for use in Ink-Jet Printers. The Company offers ink-jet paper for use in ink-jet printers which use a pattern of dots to form characters. The print head in an ink-jet printer uses an ultra fine nozzle to spray droplets of electrically-charged, low viscosity ink onto printing paper to form characters, symbols or graphics. The high density character resolution (a matrix of 1,000 dots per character or 16 dots per millimeter) virtually eliminates any space between dots and results in perfectly shaped characters. There are three types of ink-jet paper: plain, monochrome and color. The Company currently offers two types of coated ink-jet paper, each of which controls ink absorption to a different degree: monochrome ink-jet paper, designed primarily for use when printing in black and white, and color ink-jet paper, designed to withstand heavy ink saturation when printing in color.

Value-Added Cut Sheet Paper. The Company purchased a sheeter that was to be used with new and existing presses enabling the Company to produce "value-added cut sheet" paper. Although product availability was expected by management in October 1996, due to design problems with the first prototype machine delivered to the Texas plant in early 1996, two other contracts for similar machines were cancelled while the vendor re-designs the electrical system. The faulty design has delayed the Company's entry into the value-added cut sheet market by approximately one year. In the interim, the Company has purchased two high volume commodity sheeters, one for each of the Texas and West Virginia plants, which are scheduled to be in full production by December 1996. These high volume commodity sheeters do not produce value-added cut sheet products. Once the prototype sheeter is working properly the Company will offer a complete line of both printed and/or perforated cut sheets (for example, billing statement forms printed on both the front and back and perforated to provide a remittance slip-e.g. credit card or utility statements). The market for this product is relatively new, but is expected by the Company to grow rapidly because of the shift in the United States hard copy supply market from the use of continuous feed forms to cut sheet forms.

MARKETING AND DISTRIBUTION

The Company markets its products to approximately 3,000 customers through its own sales force and established manufacturers' representatives. The Company's targeted customers are "dealers" who generally have a working knowledge of the product as well as an established customer base. The Company presently has 50 distribution points nationwide (47 warehouses and three plants), which enable the Company to deliver products to most major cities in the United States within 24 hours. The Company's primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

The Company's customers are comprised of the following:

Business Forms Dealers. Business Forms Dealers are typically small businesses, nationwide.

Wholesale Stationers. Wholesale Stationers supply a large variety of office products to office product dealers. The wholesale stationers do not sell directly to the end-user.

Office Products Dealers. Office Products Dealers or businesses generally purchase much of their products from the wholesale stationers, but often negotiate directly with manufacturers such as the Company.

Paper Merchants. Paper merchants sell all types of papers to printers and dealers, and directly to end-users.

Consumer Electronics Stores. Consumer Electronic Stores sell retail to the end user in a broad spectrum electronics environment .

Mass Merchants. Mass merchants are retail sections of department, grocery or drug stores that sell computer, copier and facsimile-related supplies.

Computer Superstores. Computer Superstores sell computer products and their accessories retail.

Wholesale Clubs/Office Superstores. Wholesale Clubs/Office Superstores, which comprise the fastest growing segment of the office products market, sell large volumes of inventory near wholesale prices to end-users and dealers and do not generally provide the credit, delivery, and other types of services support that the wholesale stationers provide their customers.

Original Equipment Manufacturers (OEMs). These manufacturers make the business machines in which paper products are used. Many OEMs have their own privately labeled consumables to market as a secondary sale to their business machines, such as calculators and facsimile machines. Catalog Sales. Catalog companies publish their own catalogs and send them to customers, who then order merchandise by telephone or facsimile and have it delivered. .

Buying Groups. These are groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers.

Although the Company has specialized in select markets and has emphasized service and long-term relationships to meet customers needs more effectively, there are no long-term contractual relationships between the Company and any of its customers. One single customer, Staples, Inc., represented 22% of the Company's revenues during the fiscal year ended August 31, 1996. However, that customer only represented 8.3% of the Company's revenues for October 1996. No other single customer represented 10% or more of the Company's revenues during fiscal year ended August 31, 1996. However, the loss of this customer or any of the Company's significant customers could have a material adverse effect on the Company's business.

MANUFACTURING

The Company manufactures computer stock forms at each of its three manufacturing facilities in Coppell, Texas; Fontana, California; and Kearneysville, West Virginia. The Company's equipment for its continuous computer stock business forms product line includes rotary presses and collators. The rotary presses range in size from 22 inch cylinder x 32 inch web to 25.5 inch cylinder x 36 inch web and provide the Company with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator and, in certain cases, support personnel are required. The Company's equipment is well-suited to produce nearly all of the computer business stock forms products required by a forms distributor or retailer. The Company maintains a quality assurance team of 45 individuals who participate in the manufacturing and packaging of all of the Company's products. The Company continues to monitor any new product requirements of its forms distributors and to assess what new equipment or equipment modifications may be required to produce such products.

The Company has rewinder slitters for the conversion of thermal facsimile paper only at the Company's manufacturing facility in Coppell, Texas. The thermal facsimile paper is then distributed to the other plants for further distribution to the warehouses. The Company also operates sheet presses similar to a quick print.

The Company is considering applying for the ISO 9001 Certification, which is a world wide certification representing the consistent, high quality of the products produced by a manufacturer. Receipt of such certification will create opportunities for sales for the Company from purchasers who would not purchase from an uncertified manufacturer. However, there can be no assurance that the Company will receive such certification, or that such certification will create additional revenue for the Company.

By December 1996, three new sheeters are scheduled to be operating at the Texas and West Virginia plants. One sheeter has been purchased and capitalized, and two sheeters have been financed through an operating lease agreement with an option to purchase the equipment in five years. Substantially all other printing and manufacturing equipment used in the manufacture of the Company's products are owned by the Company, subject to liens.

RAW  MATERIALS

An adequate supply of raw materials is essential to the Company's business. The Company purchases raw paper, coated thermal facsimile paper, carbon and carbonless paper (consisting of a wide variety of weights, widths, colors, sizes and qualities), packaging and other supplies from a number of different companies around the world. In addition, many of the Company's mill suppliers work directly with OEMs to develop papers which meet OEM specifications. The Company believes that it has a good relationship with all of its current suppliers.

SEASONALITY

The Company does not consider its business to be seasonal.

BACKLOG

The Company manufactures and/or distributes over 350 different varieties of standard and custom business forms, 55 varieties of thermal facsimile paper, three types of laser, copy and plain paper facsimile paper and three types of ink-jet paper. The dollar value of the order backlog as of August 31, 1996, and August 31, 1995, was estimated to be $1.3 and $1.6 million respectively. The Company's ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The decrease in backlog is related to oversupply of raw materials and depressed market conditions.

COMPETITION

The Company is subject to competition from a number of other business organizations, some of which have substantially greater financial, human and other resources than the Company. The Company competes principally with manufacturers like the Company which distribute their continuous computer stock forms through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions have caused the major direct-selling companies, which are much larger than the Company, to sell direct and to dealers. In some cases, this has led to customers of the Company reducing their selling prices to compete with these dealers. In turn, this has caused increased competition among companies selling continuous computer stock business forms through dealers. In addition, a consolidation among entities in this market has created greater competition for the Company. The Company believes that it effectively competes on the basis of the following: its nationwide distribution network, which enables products to be delivered to its customers in most major cities in the United States within 24 hours; a larger number of items providing customers cost-effective, efficient purchasing and volume discounts; and by providing high-quality products and customer-oriented services.

TRADEMARKS

The Company uses the trademark IMPRESO for certain products the Company manufacturers and distributes. The trademark is registered in the United States, which registration was renewed in August 1995, and is effective until August 1999. The IMPRESO trademark is also registered in Canada, the United Kingdom, France, Benelux and Italy, which registrations will be subject to renewal commencing in October 1997. The Company believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of the Company's products. The goodwill value associated with the name IMPRESO has been pledged as an asset to the Company's current primary secured lender under the Company's revolving line of credit.

SERVICE AND SUPPORT

The Company believes that customer service is an important factor in product sales and customer satisfaction. Service and support include the Company's own in-house trucking that back-hauls goods for other entities, which reduces transportation costs and improves customer service. An in-house graphics department designs and prepares layouts of packaging and produces negatives which allows the Company speed and flexibility when bringing new products or packaging into the market place. The Company also sells its graphics capabilities to its customers. The Company's customer services also include a technologically advanced computer system which sends by facsimile a bill of lading to the appropriate distributing warehouse and an order acknowledgement to the receiving customer when an order is entered by a customer service representative. The Company's computer system automatically monitors and factors inventory levels at each warehouse, can calculate the amount of weight of paper the Company must purchase and manufacture to fulfill an entered order, can identify which of the Company's plant locations will manufacture the order, and can establish the amount of necessary raw materials to enable the Company to timely process the order.

The Company also has a three person collection and credit department. Payment terms are generally net 30 days. Skilled, knowledgeable staff evaluate extensions of credit and make written and verbal requests for payment from those customers whose invoices are not paid within agreed payment terms. The Company also maintains in-house counsel who assists the credit department in difficult collections.

The Company offers a 120-day warranty on all of its products. To date, warranty expense has been minimal.

ENVIRONMENTAL REGULATION

The Company does not believe that compliance with any environmental regulations that may be applicable to it will have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

At August 31, 1996, the Company had 152 full-time employees. Of these individuals, 99 were engaged in manufacturing, 22 were engaged in sales and marketing and 31 were administrative and clerical personnel. None of the Company's employees is currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

                         Age at
Name                 August 31,1996     Position
----                 --------------     --------
Marshall D. Sorokwasz      53           President, Chief Executive Officer,
                                        Treasurer and Director
Richard D. Bloom           64           Senior Vice President of Operations
                                        and Director
Donald E. Jett             52           Secretary and Director
John L. Graves             52           Vice President of Manufacturing
Jeffrey W. Boren           31           Vice President of Sales, Marketing
Susan M. Atkins            47           Vice President of Finance


Marshall D. Sorokwasz is one of the founders of the Company and has been its President, Chief Executive Officer and a Director since its organization in 1976.

Richard D. Bloom is one of the founders of the Company and has been its Vice President and a Director since inception.

Donald E. Jett is one of the founders of the Company and has been its Secretary and a Director since inception.

John L. Graves was promoted to Vice President of Manufacturing in June of 1986. Prior to being elected Vice President, Mr. Graves was Operations Manager from the time he was hired to work for the Company in August of 1981.

Jeffrey W. Boren has been Vice President of Sales, Marketing since March of 1995. From March of 1994 to March of 1995, he was National Sales Manager; before that, he held various sales positions within the Company.

Susan M. Atkins has been Vice President of Finance and Chief Financial Officer of the Company since December 1995. Ms. Atkins was Controller of the Company prior to her election as Vice President of Finance and Chief Financial Officer.


ITEM 2.   PROPERTIES


As of August 31, 1996, the Company operated three manufacturing plants encompassing an aggregate of approximately 166,890 square feet of space. The Company owns its manufacturing plants in Coppell, Texas and Kearneysville, West Virginia. The West Virginia property is encumbered by mortgages maturing in 2023. The Company's plant in Fontana, California is occupied pursuant to a month-to-month tenancy, with a monthly rental payment of $6,500. The Company's executive offices are located at the Coppell, Texas manufacturing facility and utilize approximately 60,000 square feet. The Company maintains a regional sales office in Huntington, New York pursuant to a lease expiring March 31, 1997. In addition, warehousing costs incurred for the approximately 45 warehouses utilized throughout the country by the Company were approximately $421,000 for the fiscal year ended August 31, 1996. Annual mortgage payments for year ended August 31, 1996, including interest, and minimum lease payments relating to the Company's facilities are approximately $100,000 and $87,000, respectively. As of November 25, 1996, the Company leased 47 warehouses with immediate plans of expansion into a leased warehouse in Montreal, Quebec under a month-to-month lease. The Company believes its facilities are in good condition as well as suitable and adequate for its current business needs. Management estimates that, as of August 31, 1996, the Company was operating at full capacity for the manufacture of cut sheet products, at approximately 33% for continuous business forms, and 33% for thermal facsimile paper, which will allow the Company to acquire additional continuous business forms and thermal facsimile paper business with no further capital investment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         STOCKHOLDER MATTERS

TST/Impreso, Inc.'s Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "TSTI." The high and low closing prices for the Company's Common Stock, as reported in NNM, are as follows:


                                                        Price Range
                                                        -----------
                                                    High            Low

1996 Fiscal Year and Period
First quarter (October 5,1995-Nov)                  $7.1250       $6.1250
Second quarter (Dec-Feb)                             7.0000        6.3750
Third quarter (Mar-May)                              8.4375        6.0000
Fourth quarter (June-Aug)                           10.0000        5.5000


On November 22, 1996, the closing price for the Company's Common Stock on NNM was $7.625.

As of November 22, 1996 the Company's Common Stock was held by approximately 1,281 stockbrokers of record, including holdings through nominee or street name accounts with brokers.

The Company has not paid any dividends on the Common Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, and other pertinent factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended August 31, 1996. The historical financial data as of August 31, 1996, has been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

                          SELECTED FINANCIAL DATA (a)
                     (In thousands, except per share data)
                             Years Ended August 31,

--------------------------------------------------------------------------------------------------------------------------
                                1996               1995                 1994              1993                   1992
--------------------------------------------------------------------------------------------------------------------------
Consolidated
Statement of
Operations Data:
--------------------------------------------------------------------------------------------------------------------------
Net Sales               $47,722,988.00      $37,036,456.00      $25,924,008.00     $26,086,038.00       $36,004,181.00
--------------------------------------------------------------------------------------------------------------------------
Operating income        $ 3,005,459.00      $ 2,480,004.00      $   577,695.00     $  (490,620.00)      $(5,813,436.00)
(loss) before
extraordinary item
--------------------------------------------------------------------------------------------------------------------------
Extraordinary item      $      296,291(c)   $      523,326(c)          --          $    4,283,467(b)           --
(net of taxes)
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)       $ 3,301,750.00      $ 3,003,330.00      $   577,695.00     $ 3,792,847.00       $(5,813,436.00)
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
common share:
--------------------------------------------------------------------------------------------------------------------------
Income (loss)
before
extraordinary item--    $         0.59      $         0.62      $         0.14     $        (0.12)      $        (1.45)
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)--     $         0.65      $         0.75      $         0.14     $         0.95       $        (1.45)
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------------------------------------------------
Total assets            $16,961,105.00      $14,586,211.00      $11,433,934.00     $11,438,597.00       $12,609,602.00
--------------------------------------------------------------------------------------------------------------------------
Long-term debt          $ 1,091,789.00      $ 3,602,917.00      $ 5,461,747.00     $ 6,715,071.00       $ 1,050,000.00
(excluding current
maturities)
--------------------------------------------------------------------------------------------------------------------------
Shareholders'           $12,978,058.00      $ 3,725,825.00      $   722,495.00     $   144,800.00       $(3,648,047.00)
investment (deficit)
--------------------------------------------------------------------------------------------------------------------------

    Notes to Selected Financial Data

    (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

    (b) Settlement of unsecured creditors and restructuring of notes payable.

    (c)  Early extinguishment of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1996, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1995

Net Sales--- Net sales for the year ended August 31, 1996, ("Fiscal 1996") increased $10.7 million, or 28.9%, to $47.7 million as compared to the year ended August 31, 1995, ("Fiscal

1995") as a result of increased volume because of the expansion in the Company's customer base and increased sales.

Gross Profit--- Gross profit for Fiscal 1996, increased $1.2 million, or 14.3%, to $9.4 million as compared to Fiscal 1995. The increase was primarily the result of increased sales. The Company's gross profit margin for Fiscal 1996, was 19.8% as compared to 22.3% for Fiscal 1995. The decrease in the gross profit percentage was primarily the result of reduced selling prices and costs increasing as a percentage of net sales.

Selling, General and Administrative Expenses--- SG & A expenses for Fiscal 1996, were $4.6 million, or 9.5% of net sales, as compared to $4.2 million, or 11.2% for Fiscal 1995. SG & A expenses as a percentage of net sales declined during this period, primarily because of reductions in bonus expense.

Interest Expense--- Interest Expense decreased by $642,000 or approximately 63% to $378,000 for Fiscal 1996, from $1,020,000 for Fiscal 1995. This decrease is primarily attributable to the pay down of the Company's line of credit to $138,000 as of August 31, 1996, as compared to $3,843,000 as of August 31, 1995.

Income Before Taxes And Extraordinary Gain--- Income before taxes and extraordinary gain for Fiscal 1996, was $4.6 million as compared to $3.1 million for Fiscal 1995, an increase of $1.5 million, or 48.2%. The increase for Fiscal 1996, is primarily due to increased sales volume, increased gross profits, improved operating efficiencies, reduced interest expense and a decline in other SG & A expenses as a percent of net sales.

Extraordinary Gain--- The Company recorded an extraordinary gain totalling $296,000, net of related income tax expense of $158,000 for Fiscal 1996, and an extraordinary gain totalling $523,000, net of related income tax expense of $298,000 for Fiscal 1995. The gains resulted from the Company's early payment of prepetition notes payable for discounted amounts.

Income Taxes--- The Company's provision for income taxes was $1.6 million for Fiscal 1996, as compared to $600,000 for Fiscal 1995. The increase was primarily due to increased pre-tax profits and utilization of net operating loss during Fiscal 1995. The effective tax rate for Fiscal 1996, was 34.0 % as compared to 22.9 % for Fiscal 1995.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1995, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1994

Net Sales--- Net sales increased by $11.1 million, or approximately 43%, to $37 million for Fiscal 1995, from $25.9 million for the year ended August 31, 1994 ("Fiscal 1994"). This increase was primarily attributable to expansion of the Company's sales efforts and the resulting increase in the Company's customer base and larger sales to customers such as large office superstores.

Cost of Sales--- Cost of sales increased by $6.8 million, or approximately 31%, to $28.8 million for Fiscal 1995, from $22 million for Fiscal 1994. The increase was attributable to increased sales volume and an increase in the cost of raw materials utilized by the Company. Cost of sales includes purchases of raw materials, labor and related overhead and inventory charges. Cost of sales as a percentage of net sales decreased, however, to approximately 78% for Fiscal 1995, from approximately 85% for Fiscal 1994, because of increased demand for the Company's products and increased selling prices.

Gross Profit--- Gross profit increased by $4.4 million, or 111%, to $8.3 million for Fiscal 1995, from $3.9 million for Fiscal 1994. Approximately $2.6 million of this increase was attributable to an increase in gross profit as a percentage of sales to approximately 22% for Fiscal 1995, from approximately 15% for Fiscal 1994. The increase in the gross profit percentage rate was primarily due to increased selling prices resulting from increased prices of raw materials which were successfully passed along to the Company's customers, and increased demand for the Company's products. The remaining increase in gross profit for Fiscal 1995, was attributable to increased sales volume due to increased demand.

Selling, General and Administrative Expenses--- Selling, general and administrative expenses increased by $1.6 million or 62%, to $4.2 million for Fiscal 1995, from $2.6 million for Fiscal 1994. Included in selling, general and administrative expenses was compensation expense. The increase was primarily attributable to the reinstatement of employee wages from reduced salary levels, which the Company instituted at the time of the Bankruptcy, and the provision for bonuses totalling $652,000 for two of the Company's executive officers. Selling, general and administrative expenses as a percentage of net sales increased to approximately 11% for Fiscal 1995, from approximately 10% for Fiscal 1994.

Interest Expense--- Interest expense increased by $137,000, or approximately 15%, to $1,020,000 for Fiscal 1995, from $883,000 for Fiscal 1994. This increase was attributable to increased borrowing under the Company's line of credit, an increase in the graduated interest payments on notes payable under the Plan of Reorganization and higher interest rates on loans indexed by the prime rate.

Net Income--- Net income increased $2.4 million, or 420%, to $3 million for Fiscal 1995, from $578,000 for Fiscal 1994. This increase was primarily attributable to increased sales and increased gross profit and was partially attributable to a non-cash extraordinary gain of $523,000 (net of taxes of $298,000) recognized during Fiscal 1995, resulting from debt reduction and restructuring in connection with the Bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.9 million for Fiscal 1996, as compared with $1.4 million for Fiscal 1995. The increase in the Company's net cash provided by operations primarily related to the increase in profitability of the Company, the decrease in accounts receivable and the increase in accounts payable.

Net cash used in investing activities was $1.1 million for Fiscal 1996, as compared with $429,000 used in investing activities for Fiscal 1995. The Company's net cash used in investing activities primarily related to the purchase of new equipment.

Net cash used in financing activities was $547,000 for Fiscal 1996, as compared with $879,000 used in financing activities for Fiscal 1995. In Fiscal 1996, the Company received proceeds from issuance of Common Stock to the public. These proceeds have been used primarily to pay down the Company's line of credit and to extinguish prepetition notes at discounted amounts.

Working capital increased to $9.8 million at August 31, 1996, from $3.5 million at August 31, 1995, an increase of $6.3 million or 180%. This increase is primarily attributable to the pay down of the Company's line of credit to $138,000 at August 31, 1996, from $3.8 million at August 31, 1995, and an increase of cash and cash equivalents to $2.4 million as compared to $92,000 at August 31,1995.

The Company believes that the working capital generated from operations, along with the availability of funds under the Company's line of credit and its cash and cash equivalents, will be sufficient to finance the Company's working capital requirements for the Company's fiscal year ending August 31, 1997. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, contingencies or expansion opportunities may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that the Company will generate sufficient revenues to fund its plans for expansion after such period. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

IMPACT OF INFLATION

Inflation is not expected to have a significant impact on the Company's business.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Annual Report contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, and its ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, and price fluctuations which could adversely impact the large inventory required in the Company's business. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



            Index to Consolidated Financial  Statements:

                                                                          Page
                                                                          ----
            Report of Independent Public Accountants
            Consolidated Balance Sheets as of August 31, 1996
            and 1995                                                      F-2

            Consolidated Statements of Operations for the Years
            Ended August 31, 1996, 1995, and 1994.                        F-3

            Consolidated Statements of Stockholders' Equity for
            the Years Ended August 31, 1996, 1995 and 1994 F-6            F-5

            Consolidated Statements of Cash Flows for the Years
            Ended August 31, 1996, 1995, and 1994.                        F-7

            Notes to Consolidated Financial Statements                    F-8

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT

For information concerning this item, see "Item 1. Business--Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 28, 1997 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

For information concerning this item, see the text and table under the caption "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

For information concerning this item, see the table and text under the caption "Information Concerning Certain Shareholders" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item, see the text under the caption "Other Information Concerning Directors, Officers and Shareholders" in the Proxy Statement, which information is incorporated herein by reference.


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)      1.       Financial Statements:
The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Item 8.

         2.       Financial Statement Schedules:
The financial statement schedules of the Company filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statement Schedules.

         3.       Exhibits:
The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)      Current Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TST/Impreso, Inc.


                                     By: /s/Marshall D. Sorokwasz
                                         -----------------------------
                                     Marshall D. Sorokwasz, President

Dated:  November 25, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                            Date
---------                                   -----                            ----

/s/Marshall D. Sorokwasz       President, Principal Executive           November 25, 1996
------------------------       Officer, Treasurer and Director
Marshall D. Sorokwasz


/s/Richard D. Bloom            Senior Vice President of Operations      November 25, 1996
------------------------       Director
Richard D. Bloom

/s/Donald E. Jett              Secretary, Director                      November 25, 1996
------------------------
Donald E. Jett

/s/Susan M. Atkins             Vice President of Finance,               November 25, 1996
------------------------       Principal Financial Officer,
Susan M. Atkins                Principal Accounting Officer

/s/Jay W. Ungerman
------------------------       Director                                 November 25, 1996
Jay W. Ungerman

/s/Robert F. Troisio
------------------------       Director                                 November 25, 1996
Robert F. Troisio

/s/Bob L. Minyard
------------------------       Director                                 November 25, 1996
Bob L. Minyard

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of August 31, 1996
and 1995                                                                    F-3

Consolidated Statements of Operations for the Years
Ended August 31, 1996, 1995, and 1994                                       F-5

Consolidated Statements of Stockholders' Equity
for the Years Ended August 31, 1996, 1995, and 1994                         F-6

Consolidated Statements of Cash Flows for the Years
Ended August 31, 1996, 1995, and 1994                                       F-7

Notes to Consolidated Financial Statements                                  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of TST/Impreso, Inc.:

         We have audited the accompanying consolidated balance sheets of TST/Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TST/Impreso, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
October 4, 1996

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              August 31,
                                                              ----------
  ASSETS                                                 1996           1995
                                                         ----           ----
Current assets:
  Cash and cash equivalents                          $ 2,368,395   $    92,081
  Trade accounts receivable, net of allowance
     for doubtful accounts of $163,633 at August 31,
     1996, and $200,000 at August 31, 1995             2,890,411     3,533,022
  Investments                                            250,000            --
  Inventories                                          6,343,731     6,613,504
  Prepaid expenses and other                             301,731        38,197
                                                     -----------   -----------
        Total current assets                          12,154,268    10,276,804
                                                     -----------   -----------

Property, plant, and equipment, at cost               12,465,865    11,825,798
  Less-Accumulated depreciation                       (8,372,733)   (8,005,330)
                                                     -----------   -----------
        Net property, plant, and equipment             4,093,132     3,820,468
                                                     -----------   -----------

Other assets:
  Deposits and other                                     708,751       483,985
  Investments                                              4,954         4,954
                                                     -----------   -----------

        Total assets                                 $16,961,105   $14,586,211
                                                     -----------   -----------


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              August 31,
                                                              ----------
                                                          1996         1995
                                                          ----         ----
Current liabilities:
  Accounts payable                                   $ 1,563,662   $ 1,016,129
  Accrued liabilities                                    239,886       325,545
  Accrued bonuses                                        175,000       540,539
  Accrued income taxes                                    69,235       168,010
  Current maturities of long-term debt                    36,769        83,583
  Line of credit                                         138,391     3,843,083
  Prepetition liabilities
     Current maturities of prepetition
        accounts payable                                  25,722       202,940
     Current maturities of long-term debt                 74,975       586,853
                                                     -----------   -----------
        Total current liabilities                      2,323,640     6,766,682

Deferred income tax liability                            567,618       490,787
Long-term portion of prepetition debt,
  net of current maturities                            1,088,480     3,563,725
Long-term debt, net of current maturities                  3,309        39,192
                                                     -----------   -----------
        Total liabilities                              3,983,047    10,860,386
                                                     -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0l par value; 5,000,000
     shares authorized; 0 shares issued and
     outstanding at August 31, 1996, and
     August 31, 1995                                          --            --

  Common Stock, $.0l par value; 15,000,000
     shares authorized; 5,247,730 shares
     issued and outstanding at August 31,
     1996, and 4,000,000 shares issued and
     outstanding at August 31, 1995                       52,477        40,000
  Warrants                                                   110            --
  Additional paid-in capital                           5,937,896            --
  Retained earnings                                    6,987,575     3,685,825
                                                     -----------   -----------
        Total stockholders' equity                    12,978,058     3,725,825
                                                     -----------   -----------

        Total liabilities and
          stockholders' equity                       $16,961,105   $14,586,211
                                                     -----------   -----------

The accompanying notes are an integral part of these consolidated balance sheets.

                      TST/IMPRESO, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended August 31,
                                                                 ----------------------
                                                         1996             1995          1994
                                                         ----             ----          ----
Net Sales                                            $47,722,988      $37,036,456   $25,924,008
Cost of sales                                         38,290,812       28,782,134    22,013,235
                                                     -----------      -----------   -----------
     Gross profit                                      9,432,176        8,254,322     3,910,773
                                                     -----------      -----------   -----------

Other costs and expenses:
     Selling, general, and administrative              4,551,029        4,165,586     2,572,094
     Interest expense                                    377,528        1,019,972       883,455
     Other (income) expense, net                         (54,047)          (6,144)     (122,471)
                                                     -----------      -----------   -----------
     Total other costs and expenses                    4,874,510        5,179,414     3,333,078
                                                     -----------      -----------   -----------

Income before income tax expense and
extraordinary gain                                     4,557,666        3,074,908       577,695

Income tax expense:
     Current                                           1,475,376          104,117            --
     Deferred                                             76,831          490,787            --
                                                     -----------      -----------   -----------
Income before extraordinary gain                       3,005,459        2,480,004       577,695

Extraordinary gain from debt reduction and
restructuring, net of tax effect of $157,516
and $298,222 respectively                                296,291          523,326            --
                                                     -----------      -----------   -----------
Net income                                           $ 3,301,750      $ 3,003,330     $ 577,695
                                                     -----------      -----------   -----------
Income per share (primary and fully diluted):
  Income before extraordinary gain                         $0.59           $ 0.62         $0.14
  Extraordinary gain                                        0.06             0.13            --
                                                     -----------      -----------   -----------
     Net income per common share                           $0.65           $ 0.75         $0.14
                                                     -----------      -----------   -----------
Weighted average shares outstanding                    5,094,637        4,000,000     4,000,000



The accompanying notes are an integral part of these consolidated financial statements.

                      TST/IMPRESO,INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Common Stock
                                      $.01 Par Value       Additional
                                      --------------         Paid-In              Retained   Treasury
                                  Shares          Amount     Capital   Warrants   Earnings     Stock        Total
                                  ----------------------   ----------  --------   --------    --------      -----
BALANCE, August 31, 1993         4,332,900       $43,329      $34,671    $ --     $111,800   $(45,000)     $144,800

 Net income                             --            --           --      --      577,695         --       577,695
                                 ---------       -------   ----------    ----   ----------   --------   -----------
BALANCE, August 31, 1994         4,332,900        43,329       34,671      --      689,495    (45,000)      722,495
 Net income                             --            --           --      --    3,003,330         --     3,003,330
 Retirement of treasury stock     (332,900)       (3,329)     (34,671)     --       (7,000)    45,000            --
                                 ---------       -------   ----------    ----   ----------   --------   -----------
BALANCE, August 31, 1995         4,000,000        40,000           --      --    3,685,825         --     3,725,825
 Issuance of warrants                   --            --           --     110           --         --           110
 Net income                             --            --           --      --    3,301,750         --     3,301,750
 Sale of stock                   1,247,730        12,477    5,937,896      --           --         --     5,950,373
                                 ---------       -------   ----------    ----   ----------   --------   -----------
BALANCE, August 31, 1996         5,247,730       $52,477   $5,937,896    $110   $6,987,575   $     --   $12,978,058
                                 ---------       -------   ----------    ----   ----------   --------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED AUGUST 31
                                                                 ---------------------
                                                          1996            1995          1994
                                                          ----            ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $3,301,750       $3,003,330      $577,695
  Adjustments to reconcile net income to net cash
  flow provided by operating activities-
  Extraordinary gain                                    (453,807)        (821,548)           --
  Depreciation and amortization                          369,114          407,862       512,894
  Deferred income taxes                                   76,831          490,787            --
  Gain on sale of assets                                      --               --      (110,553)
  Decrease in restricted cash                                 --               --       357,200
  (Increase) decrease in accounts receivable, net        642,611       (1,091,027)     (345,004)
  (Increase) decrease in inventories                     269,773       (1,999,011)     (465,809)
  (Increase) decrease in prepaid expenses and other      (34,701)          20,704        52,948
  Increase (decrease) in cash overdraft                       --         (389,350)      156,632
  Increase in accounts payable                           547,533          772,204        76,845
  Increase (decrease) in accrued liabilities             (85,659)         266,900       (17,300)
  Increase (decrease) in accrued bonuses                (365,539)         540,539            --
  Increase (decrease) in accrued income taxes            (98,775)         168,010            --
  Increase in other current assets                      (228,833)              --            --
                                                      ----------       ----------      --------
       Net cash provided by operating activities        3,940,298        1,369,400       795,548
                                                      ----------       ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment           (641,967)         (44,071)     (282,898)
  Sales of property, plant, and equipment, net               189            4,456       217,571
  Purchase of investments                               (250,000)              --            --
  Change in other noncurrent assets                     (224,766)        (389,352)       98,557
                                                      ----------       ----------      --------
       Net cash provided by (used in) investing
        activities                                    (1,116,544)        (428,967)       33,230
                                                      ----------       ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (payments) on line of credit          (3,704,692)         570,125       (81,507)
  Payments on prepetition debt                        (2,710,534)      (1,366,259)     (922,264)
  Additions (payments) on postpetition debt, net         (82,697)         (82,461)      205,236
  Sale of common Stock                                 5,950,483               --            --
                                                      ----------       ----------      --------
       Net cash used in financing activities            (547,440)        (878,595)     (798,535)
                                                      ----------       ----------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS              2,276,314           61,838        30,243

Cash and cash equivalents, beginning of year              92,081           30,243            --
                                                      ----------       ----------      --------
Cash and cash equivalents, end of year                $2,368,395         $ 92,081      $ 30,243
                                                      ----------       ----------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS:

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms for use in computer printers; thermal facsimile paper for use in thermal facsimile machines; and cut sheet paper for use in copying machines, plain paper facsimile machines, laser printers, and ink-jet printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Financial Reporting - Bankruptcy Proceedings

In accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Company did not qualify to adopt "fresh start" reporting upon emergence from bankruptcy in 1993 due to a less than 50% change in equity ownership upon emerging from bankruptcy. Pursuant to SOP No. 90-7, reorganization costs have been reported separately, and forgiveness of debt has been reported as an extraordinary item in the accompanying consolidated financial statements.

       Principles of Consolidation

The consolidated financial statements include the accounts of TST/Impreso, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions with its consolidated subsidiaries have been eliminated.

       Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

       Investments

The Company purchased an investment in debt securities in August 1996. The securities mature August 15, 2006. In accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities," the securities are properly classified as short term because the securities are liquid and the Company does not intend to hold the securities until maturity. No unrealized gain or loss has been included as a separate component of stockholders' equity as historical cost approximates fair market value.

       Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

       Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and short-term investments
       The carrying amount approximates fair value because of the short maturity of those instruments.

       Long-term debt
       Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $1,135,000. The fair market value of the Company's debt is less than what the Company will pay. This is the result of the Company obtaining favorable interest rates on its prepetition debt.

       Inventories

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

       Property, Plant, and Equipment

Property, plant, and equipment are stated at acquisition or construction cost. Expenditures for maintenance, repairs, and improvements which do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation and amortization are computed on the straight-line basis using the estimated useful lives of the respective assets, which range from 3 to 30 years.

       Revenue Recognition

Sales are generally recorded when products are shipped to customers.

       Cash Flow Information

Cash paid for interest expense during the fiscal years 1996, 1995, and 1994, was $377,528, $1,019,972, and $883,455, respectively. See note 3 for discussion of noncash amounts related to extraordinary items. Cash paid for income taxes during the fiscal years 1996 and 1995, was $1,813,263 and $230,000, respectively. No cash was paid for income taxes during fiscal year 1994.

       Earnings Per Common Share

Earnings per share is based on the weighted average number of common shares outstanding. Common share equivalents have not been included in the computation of earnings per share as the dilution of these equivalents is not considered material.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

3.     EXTRAORDINARY ITEMS:

During the year ended August 31, 1995, the Company recorded a noncash extraordinary gain totalling $523,326, net of related income tax expense of $298,222. The extraordinary gain resulted primarily from the Company's early extinguishment of two notes payable to a financial institution and the early settlement of claims to certain prepetition creditors.

During the year ended August 31, 1996, the Company recorded a noncash extraordinary gain totaling $296,291, net of related income tax expense of $157,516. The extraordinary gain primarily resulted from the Company's early extinguishment of two notes payable to financial institutions with an aggregate face amount of approximately $3.1 million for a negotiated discounted amount of approximately $2.6 million.

4.     INVENTORY:

       Inventory consisted of the following:

                                                             August 31,
                                                             ---------
                                                         1996          1995
                                                         ----          ----
       Finished goods                                 $3,642,869    $3,281,390
       Raw materials                                   2,296,347     2,852,881
       Supplies                                          351,909       403,679
       Work-in-process                                    52,606        75,554
                                                      ----------    ----------
               Total                                  $6,343,731    $6,613,504
                                                      ----------    ----------


5.     PROPERTY, PLANT, AND EQUIPMENT:

       Property, plant, and equipment is comprised of the following:

                                                              August 31,
                                                              ---------
                                                          1996          1995
                                                          ----          ----
       Computer forms manufacturing plants and
        equipment                                     $10,933,388   $10,313,669
       Furniture, fixtures, and other                   1,532,477     1,512,129
                                                      -----------   -----------
                                                       12,465,865    11,825,798

       Less-Accumulated depreciation and amortization  (8,372,733)   (8,005,330)
                                                      -----------   -----------
               Total                                  $ 4,093,132   $ 3,820,468
                                                      -----------   -----------

6.     LONG-TERM DEBT AND LINE OF CREDIT:

       The following is a summary of long-term debt and line of credit:

                                                             August 31,
                                                             ---------
                                                         1996          1995
                                                         ----          ----


  Postpetition-

  Note payable to a commercial financial corporation
  under revolving credit line maturing May 1997,
  secured by inventories, trade accounts receivable,
  equipment, and a personal guarantee by the trustee
  of a trust which is a majority shareholder, interest
  payable monthly at prime plus 1.0% (9.25% at
  August 31, 1996).                                     $138,391    $3,843,083

                       TST/IMPRESO, INC. AND SUBSIDIARIES

  Note payable to a commercial financial
  corporation, payable in monthly installments,
  security, interest and maturity date, same as
  above.                                                  40,078       122,775

  Prepetition-

  Note payable to a commercial financial
  corporation, secured by equipment, and a
  personal guarantee by the trustee of a
  trust which is a majority shareholder,
  payable in monthly installments through
  April 1999, including interest at prime
  plus 1.5% (9.75% at August 31, 1996).                       --    $1,735,190

  Note payable to a financial institution,
  secured by property, and a personal
  guarantee by the trustee of a trust
  which is a majority shareholder, payable
  in monthly installments of $11,500
  (inclusive of interest at 8%) through
  May 1999, at which time the unpaid
  principal and accrued interest become due.                  --     1,220,636

  Prepetition accounts payable and taxes
  payable, unsecured, prepetition accounts
  payable paid subsequent to August 31, 1995.             77,165       202,940

  Note payable to a bank, secured by property,
  payable in monthly installments of $4,815
  (including interest at 6%) through May 2000,
  at which time the remaining balance becomes
  due and payable.                                       611,926       643,243

  Other notes payable, secured by a personal
  guarantee by the trustee of a trust which is
  a majority shareholder, and certain property,
  plant, and equipment, maturity dates ranging
  from 1996 to 2023, interest rates ranging
  from 4% to 10.5%.                                      500,086       551,509
                                                     -----------   -----------
               Total                                   1,367,646     8,319,376

  Less-Current maturities                                275,857     4,716,459
                                                     -----------   -----------
                                                     $ 1,091,789   $ 3,602,917
                                                     -----------   -----------

Prepetition amounts listed above represent the renegotiated amounts and terms under the plan of reorganization.

The revolving credit line is limited to the lesser of $5,000,000 or a percentage of eligible trade accounts receivable and inventories (as defined). The availability of the revolving credit line was $4,862,000 and $1,157,000 as of August 31, 1996 and 1995, respectively. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of August 31, 1996 and 1995, the Company was in compliance with all covenants.

For purposes of the following future maturities schedule, the postpetition line of credit is shown below as a current maturity as borrowings are limited to accounts receivable and inventories.

                      TST/IMPRESO, INC. AND SUBSIDIARIES

Future maturities of long-term debt and line of credit at August 31, 1996, are as follows:

       1997                      $  137,466
       1998                         100,514
       1999                          75,102
       2000                          35,233
       2001                          37,253
       Thereafter                   843,687
                                 ----------
                                 $1,229,255
                                 ----------

7.     LEASE AGREEMENTS:

The Company is obligated under various operating leases for equipment and a building, which expire at various dates during the next three years. Future annual minimum lease payments as of August 31, 1996, are as follows:

       1997                        $ 23,292
       1998                          23,292
       1999                           1,836

In November 1996, the Company entered into an operating lease for two custom designed sheet processing systems. The lease extends for seven years with an option to purchase the equipment after the fifth year. Lease payments are due monthly, with annual aggregate payments totaling approximately $159,000.

8.     SIGNIFICANT CUSTOMERS:

The Company sells its paper products to dealers and other resellers of paper products for commercial and home use. The Company reviews all existing customers financial condition periodically and for average days outstanding in accounts receivable. Receivables are generally due in 30 days from sale. There have been no unusual credit losses relating to customers. One customer accounted for approximately 22% of sales for the year ended August 31, 1996.

9.     COMMITMENTS AND CONTINGENCIES:

In the opinion of management, the Company has no pending legal proceedings which could have a material adverse effect on the results of operations or financial position of the Company.

10.    FEDERAL INCOME TAXES:

       Change in Accounting Principle - Accounting for Income Taxes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.109 ("SFAS No.109"), which requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 on September 1, 1992. The adoption had no financial impact on the Company.

                      TST/IMPRESO, INC. AND SUBSIDIARIES

       Deferred Income Taxes

Significant components of deferred income taxes at August 31, 1996 and 1995, were as follows:

                                                        August 31,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----
Deferred tax assets:
 Allowance for doubtful accounts receivable       $  55,635     $  77,264
                                                  ---------     ---------
Deferred tax liability:
 Tax over book depreciation and amortization      $(623,253)    $(568,051)
                                                  ---------     ---------

Net deferred tax assets (liability)               $(567,618)    $(490,787)
                                                  ---------     ---------

The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 1996 and August 31, 1995, as follows (amounts include effects of extraordinary gain):


                                                      1996          1995
                                                      ----          ----
Federal income taxes at statutory rate            $ 1,703,901   $ 1,324,795
State taxes, net of federal income tax benefit         64,363        58,512
Tax effect of nondeductible items                      12,870        11,164
Utilization of NOL carryforwards                          ---      (995,638)
AMT credit utilized                                  (259,545)          ---
Change in valuation allowance                             ---       482,857
Other                                                 188,134        11,436
                                                  -----------   -----------
                                                  $ 1,709,723   $   893,126
                                                  -----------   -----------

       NOLs

The Company's extraordinary gain from debt reduction and restructuring due to bankruptcy reduced NOLs in 1993. In 1995, the Company utilized NOLS to partially offset taxable income. There were no remaining NOLs available as of August 31, 1996 and 1995.

11.    RELATED PARTY TRANSACTIONS:

The Sorokwasz Irrevocable Trust whose trustee is president of the Company, and the vice president of the Company own 58% and 21%, respectively, of the outstanding Common Stock.

12.    NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS:

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This pronouncement is effective for fiscal years beginning after December 15, 1995, and requires the Company to evaluate its long-term assets against certain impairment indicators. The Company believes the impact of adopting this standard will not be material.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

In October 1995, the FASB issued SFAS No.123 "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provision no later than fiscal years beginning after December 15, 1995, and adoption of the recognition and measurement provision for nonemployee transactions entered into after December 15, 1995. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair-value method of accounting for stockbased transactions. The Company expects to comply with the disclosure provisions relative to SFAS No. 123 in fiscal year ending 1997.

13.    STOCK OPTIONS:

During the quarter ended November 30, 1995, the Company granted 293,800 options to certain employees, a Director and a consultant under its 1995 Stock Option Plan (the "Plan"). These options were granted at an exercise price of $6.00 per share, the fair market value at the date of grant. These options will become exercisable at various dates beginning in April 1996, through April 1999. Thirty-six hundred of those options were forfeited during the 1996 fiscal year. On April 4,1996, 72,300 of the options granted under the Plan became exercisable. The shares issuable on exercise of these options are restricted from public sale until April 4,1997, by the Underwriters' Agreement.

On January 2, 1996, the Company elected two new outside Directors to its Board of Directors. In accordance with the Plan, each Director received an automatic grant of an option for 1,000 shares of Common Stock. These options were granted at the fair market value at the date of grant with an exercise price of $6.75 per share, and are exercisable in two equal annual installments. Remaining options available for grant under the Plan, including all forfeited options, total 107,800.

In addition to options under the Plan, in October 1995, in connection with the Company's initial public offering ("IPO"), the Company granted an option to purchase up to 147,730 shares of Common Stock (over-allotment option) to its Underwriters at $6.00 per share. The option was exercised in full on November 14, 1995.

Also in connection with the Company's IPO, the Company issued warrants to its Underwriters for $.001 per warrant to purchase an aggregate of 110,000 shares of Common Stock. The warrants became exercisable on October 5, 1996, for four years at an exercise price of $7.20 per share.

The Company also issued warrants to two consultants. One warrant for 10,000 shares of Common Stock is exercisable for a period of five years from December 1, 1995, at an exercise price of $7.20 per share. The other warrant, also for 10,000 shares of Common Stock, became exercisable October 5, 1996, for a period of four years at an exercise price of $6.60 per share.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                   Page
                                                                   ----
Report of Independent Public Accountants                           S-2

Schedule II - Valuation and Qualifying Accounts                    S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of TST/ Impreso, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 4, 1996.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP



Dallas, Texas,
October 4,1996

                                                                     SCHEDULE II


                     TST/IMPRESO, INC. AND SUBSIDIARIES(A)

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994.

                                                                              Additions
                                                   Balance at   Additions      Charged                         Balance at
                                                   Beginning     Charged       to other                          End of
                                                   of Period    to Income      Accounts       Deductions         Period
                                                   ----------   ----------    ----------      ----------       ----------

August 31, 1996:
   Allowance for doubtful accounts                 $  200,000         --            --        $  (36,367)(b)   $  163,633
   Deferred income tax valuation allowance               --           --            --              --               --
                                                   ----------   ----------    ----------      ----------       ----------
         Total reserves and allowances             $  200,000         --            --        $  (36,367)      $  163,633
                                                   ----------   ----------    ----------      ----------       ----------

August 31, 1995:
   Allowance for doubtful accounts                 $  200,000   $   37,445          --        $  (37,445)(b)   $  200,000
   Deferred income tax valuation allowance            482,857         --            --          (482,857)(c)         --
                                                   ----------   ----------    ----------      ----------       ----------
         Total reserves and allowances             $  682,857   $   37,445          --        $ (520,302)      $  200,000
                                                   ----------   ----------    ----------      ----------       ----------


August 31, 1994:
   Allowance for doubtful accounts                 $  357,479   $   85,384          --        $ (242,863)(b)   $  200,000
   Allowance for excess and obsolete inventories       80,000         --            --           (80,000)(d)         --
   Deferred income tax valuation allowance            785,427         --            --          (302,570)(c)      482,857
                                                   ----------   ----------    ----------      ----------       ----------
         Total reserve and allowances              $1,222,906   $   85,384          --        $ (625,433)      $  682,857
                                                   ----------   ----------    ----------      ----------       ----------



(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.
(b)      Write-off of uncollectible receivables.
(c) All deductions were offset by a decrease in deferred income tax assets.
(d) Reversal of inventory reserve related to specifically identified inventory items.

EXHIBIT          DESCRIPTION OF
NUMBER           EXHIBIT
------           -------
3(a)             Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1
                 No. 33-93814)

3(b)             By-laws of the Company (incorporated by reference to Exhibit
                 3.2 to Registration Statement on Form S-1 No. 33-93814)

10(a)            1995 Stock Option Plan (incorporated by reference to Exhibit
                 10.1 to Registration Statement on Form S-1 No. 33-93814)

10(b)            Employment Agreement dated September 28,1995, between the
                 Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 No.
                 33-93814)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 No.
                 33-93814)

27               Financial data schedule