Form 10-Q
period 1996-11-30
TST/IMPRESO INC
filed 1997-01-14
CIK 947219

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934


FOR THE PERIOD ENDED NOVEMBER 30, 1996

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934


COMMISSION FILE NUMBER 0-26774


                               TST/IMPRESO, INC.
            (exact name of registrant as specified in it's charter)

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

                        TELEPHONE NUMBER (972) 462-0100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes   X                           No
                      ---                             ---

Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.


Class of Common Stock                    Shares outstanding at January 13, 1997
---------------------                    --------------------------------------
$ .01 Par Value                                           5,247,730

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               NOVEMBER 30, 1996



                                     INDEX




PART I.  FINANCIAL INFORMATION                                                                            PAGE NUMBER
                                                                                                          -----------
         Item 1. Consolidated Financial Statements:

                 Interim Consolidated Balance Sheets as of November 30,
                 1996 (Unaudited) and August 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

                 Interim Consolidated Statements of Operations for the
                 Three Months Ended November 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . .    4

                 Interim Consolidated Statements of Cash Flows for the
                 Three Months Ended November 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . .    5

                 Notes to Interim Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9



PART II.         OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART 1:          FINANCIAL INFORMATION


ITEM 1:          FINANCIAL STATEMENTS




                       TST/IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)




                                                                         November 30,                  August 31,
                                                                             1996                         1996
                                                                      ---------------                -------------
Current assets:
          Cash and cash equivalents                                   $     2,402,470                $   2,368,395
          Trade accounts receivable, net of  allowance
               for doubtful accounts of $163,633 at
               November 30,1996 and August 31, 1996                         2,744,131                $   2,890,411
          Investments                                                         250,000                      250,000
          Inventories                                                       6,426,907                    6,343,731
          Prepaid expenses and other                                          274,324                      301,731
                                                                      ---------------                -------------
                    Total current assets                                   12,097,832                   12,154,268

Property, plant, and equipment, at cost                                    12,757,445                   12,465,865
          Less-Accumulated depreciation                                    (8,477,921)                  (8,372,733)
                                                                      ---------------                -------------
                    Net property, plant, and equipment                      4,279,524                    4,093,132

Other assets:
          Deposits and other                                                  773,052                      708,751
          Investments                                                           4,954                        4,954
                                                                      ---------------                -------------

                    Total assets                                      $    17,155,362                $  16,961,105
                                                                      ===============                =============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                               November 30,                   August 31,
                                                                                   1996                          1996
                                                                            ----------------               --------------
Current liabilities:
     Accounts payable                                                       $      1,277,783               $    1,563,662
     Accrued liabilities                                                             125,570                      239,886
     Accrued bonuses                                                                  61,000                      175,000
     Accrued income taxes                                                             27,421                       69,235
     Current maturities of long-term debt                                             16,834                       36,769
     Line of  credit                                                                 845,431                      138,391
     Prepetition liabilities-
          Current maturities of prepetition taxes payable                             25,722                       25,722
          Current maturities of long-term debt                                        74,879                       74,975
                                                                            ----------------               --------------
               Total current liabilities                                           2,454,640                    2,323,640

Deferred income tax liability                                                        570,189                      567,618
Long-term portion of prepetition debt, net of  current maturities                  1,070,591                    1,088,480
Long-term debt, net of current maturities                                              2,515                        3,309
                                                                            ----------------               --------------
               Total liabilities                                                   4,097,935                    3,983,047
                                                                            ----------------               --------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares
          issued and outstanding at November 30, 1996, and August 31, 1996               ---                          ---
     Common stock, $.01 par value; 15,000,000 shares authorized 5,247,730 shares issued and outstanding at November 30, 1996, and
          August 31, 1996                                                             52,477                       52,477
     Warrants                                                                            110                          110
     Additional paid-in capital                                                    5,937,896                    5,937,896
     Retained earnings                                                             7,066,944                    6,987,575
                                                                            ----------------               --------------
               Total stockholders' equity                                         13,057,427                   12,978,058
                                                                            ----------------               --------------

               Total liabilities and  stockholders' equity                  $     17,155,362               $   16,961,105
                                                                            ================               ==============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                        November 30,
                                                                                     ------------------
                                                                             1996                         1995
                                                                             ----                         ----
Net sales                                                             $     8,805,570                $  11,879,204
Cost of sales                                                               7,562,837                    9,538,171
                                                                      ---------------                -------------
     Gross profit                                                          1,242 ,733                    2,341,033

Other costs and expenses:
     Selling, general, and administrative                                   1,088,398                    1,110,061
     Interest expense                                                          51,778                      189,477
     Other (income) expense, net                                              (22,083)                      29,821
                                                                      ---------------                -------------
          Total other costs and expenses                                    1,118,093                    1,329,359

Income before income tax expense and extraordinary gain                       124,640                    1,011,674

Income tax expense:
     Current                                                                   42,700                      369,284
     Deferred                                                                   2,571                       21,586
                                                                      ---------------                -------------
Income before extraordinary gain                                               79,369                      620,804

Extraordinary gain from debt reduction and restructuring
due to bankruptcy, net of tax effect of $75,569                                  ----                      132,381
                                                                      ---------------                -------------
Net income                                                            $        79,369                $     753,185
                                                                      ===============                =============
Income per share (primary and fully diluted):
     Income before extraordinary gain                                 $          0.02                $        0.13
     Extraordinary gain                                                           ---                         0.03
                                                                      ===============                =============

          Net income per common share                                 $          0.02                $        0.16
                                                                      ===============                =============

Weighted average shares outstanding                                         5,247,730                    4,619,906
                                                                      ===============                =============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              November 30,
                                                                                          ------------------
                                                                                    1996                      1995
                                                                                    ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $       79,369            $    753,185
     Adjustments to reconcile net income to net cash
               flow provided by operating activities-
          Extraordinary gain                                                             ---                (207,950)
          Depreciation and amortization                                              105,188                  77,151
          Deferred income taxes                                                        2,571                  21,586
          (Increase) decrease in accounts receivable, net                            146,280                 (16,497)
          Increase in inventory                                                      (83,176)               (122,753)
          (Increase) decrease in prepaid expenses                                     27,407                 (20,172)
          Decrease in accounts payable                                              (285,879)               (509,998)
          Decrease in accrued liabilities                                           (114,316)                (75,237)
          Decrease in accrued bonuses                                               (114,000)               (540,539)
          Increase (decrease) in accrued income taxes                                (41,814)                345,450
                                                                              --------------            ------------
               Net cash used in operating activities                                (278,370)               (295,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment                                    (291,580)                (13,546)
     Change in other noncurrent assets, net                                          (64,301)                 23,843
                                                                              --------------            ------------
               Net cash provided by (used in) investing activities                  (355,881)                 10,297

CASH FLOW FROM FINANCING ACTIVITIES:
     Net borrowing (payments) on line of credit                                      707,040              (3,681,010)
     Payments on prepetition debt                                                    (17,985)             (1,204,186)
     Payments on post-petition debt, net                                             (20,729)                (61,554)
     Sale of common stock and warrants                                                   ---               5,977,476
                                                                              --------------            ------------
               Net cash provided by financing activities                             668,326               1,030,726

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                            34,075                 745,249

     Cash and cash equivalents, beginning of period                                2,368,395                  92,081
                                                                              --------------            ------------

     Cash and cash equivalents, end of period                                 $    2,402,470            $    837,330
                                                                              ==============            ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   ORGANIZATION AND NATURE OF BUSINESS

     TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms for use in computer printers; facsimile paper for use in thermal facsimile machines, and cut sheet paper for use in copying machines, laser printers, and ink jet printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as " the Company").

2.   INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 1996 and its results of operations for the three months ended November 30, 1996 and 1995. Results of the Company's operations for the interim period ended November 30, 1996, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

     The interim Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10- K (the "Company's Form 10-K") for the fiscal year ended August 31, 1996, File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.   EXTRAORDINARY ITEM

     In the quarter ended November 30, 1995, the Company recorded an extraordinary gain totalling $132,381, net of related income tax expense of $75,569. The extraordinary gain primarily resulted from the Company's early extinguishment of a note payable to a financial institution with a face amount of $1,213,933 for a negotiated discounted amount of $1,000,000.

4.   INVENTORIES


     Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

     Inventory consisted of the following:

                                                                               November 30,            August 31,
                                                                             --------------          -------------
                                                                                   1996                   1996
                                                                                   ----                   ----
               Finished Goods                                                $    3,899,942          $   3,642,869
               Raw Materials                                                      2,083,608              2,296,347
               Supplies                                                             416,275                351,909
               Work-in-process                                                       27,082                 52,606
                                                                             --------------          -------------
                    Total Inventories                                        $    6,426,907          $   6,343,731
                                                                            ===============          =============

5.   DEBT

     Debt as of November 30, 1996, and August 31, 1996, is as follows:

                                                                                    November 30,            August 31,
                                                                                       1996                    1996
                                                                                       ----                    ----
     Post-petition-

     Note payable to a commercial financial corporation under
      revolving credit line maturing May 1997, secured by
      inventory, trade accounts receivable, equipment, and
      a personal guarantee by the trustee of a trust which is a
      majority shareholder, interest payable monthly at prime
      plus 1.00% ( 9.25% at November 30, 1996, and August 31, 1996)              $      845,431           $   138,391

     Note payable to a commercial financial corporation, payable in monthly installments, security, interest and maturity
      date, same as above                                                                19,349                40,078

     Prepetition-

     Prepetition taxes payable                                                           77,165                77,165

     Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2000,
      at which time the remaining balance becomes due and payable                       606,679               611,926

     Other notes payable, secured by a personal guarantee by the trustee of a trust which is a majority shareholder, and certain property, plant, and equipment, maturity dates ranging from 1996
      to 2023, interest rates ranging from 4% to 10.5%                                  487,348               500,086
                                                                                 --------------           -----------
               Total                                                                  2,035,972             1,367,646

     Less-Current maturities                                                            962,866               275,857
                                                                                 --------------           -----------
                                                                                 $    1,073,106           $ 1,091,789
                                                                                 ==============           ===========

6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Three Months Ended
                                                                                        November 30,
                                                                                     ------------------
                                                                               1996                        1995
               Cash paid during the period for:
                    Interest                                          $        51,778                $     189,477
                    Income taxes                                                8,000                       89,009

7.   STOCK OPTIONS AND WARRANTS

     During the quarter ended November 30, 1995, the Company granted 293,800 options to certain employees, a Director, and a consultant under its 1995 Stock Option Plan (the "Plan"). These options were granted at an exercise price of $6.00 per share, the fair market value at the date of grant. These options will become exercisable at various dates beginning in April 1996, through April 1999. Thirty-six hundred of those options were forfeited during the 1996 fiscal year, and 1,350 of those options were forfeited during the quarter ended November 30,1996.

     On January 2, 1996, the Company elected two new outside Directors to its Board of Directors. In accordance with the Plan, each Director received an automatic grant of an option for 1,000 shares of Common Stock. These options were granted at the fair market value at the date of grant with an exercise price of $6.75 per share and are exercisable in two equal annual installments.

     On October 1, 1996, an officer of the Company was granted an option for 15,000 shares of Common Stock. These options were granted at the fair market value at the date of grant with an exercise price of $5.58 per share and are exercisable in accordance with the Plan beginning on April 1, 1997.

     As of November 30, 1996, 72,800 of the options granted under the Plan are exercisable. The shares issuable on exercise of these options are restricted from public sale until April 4,1997, by the Underwriters' Agreement. Remaining options available for grant under the Plan, including all forfeited options, total 94,150.

     In addition to options under the Plan, in October 1995, in connection with the Company's initial public offering "IPO"), the Company granted an option to purchase up to 147,730 shares of Common Stock (over-allotment option) to its Underwriters at $6.00 per share. The option was exercised in full on November 14, 1995.

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

9.   SUPPLEMENTAL EARNINGS PER SHARE DATA

     In October 1995, the Company's registration statement on Form S-1 filed with the SEC was declared effective for the sale of 1,247,730 shares (including over-allotment option shares) at $6.00 per share. The unaudited supplemental earnings per share data has been calculated assuming the IPO occurred as of the beginning of each respective period.

                                                                                    Three Months Ended
                                                                                       November 30,
                                                                                    ------------------
                                                                             1996                         1995
                                                                             ----                         ----
     Supplemental income per share (primary and
          fully diluted):

     Income before extraordinary gain                                 $          0.02                $        0.12
     Extraordinary gain                                                           ---                         0.02
                                                                      ===============                =============
          Net income per common share                                 $          0.02                $        0.14
                                                                      ===============                =============

     Supplemental weighted average shares outstanding                       5,247,730                    5,247,730
                                                                      ===============                =============


10.  SUBSEQUENT EVENTS

     In December 1996, the Company installed its second sheeter at its Texas manufacturing facility. The first sheeter was installed in fiscal 1996. The recently installed sheeter is a high volume commodity sheeter. A third sheeter, also a high volume commodity sheeter, was installed in the West Virginia facility on January 7,1997. Deposits made for the sheeters totalling $709,000 at November 30,1996, were reimbursed to the Company under an operating lease agreement in December 1996 .


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of  Operations for the Interim Periods Ending November 30, 1996, and
1995.

     Net Sales---Net sales for the three months ended November 30, 1996, decreased $3.1 million, or 25.9%, as compared to the corresponding period of the prior year as a result of the reduction in sales volume to a major customer of the Company, and decreased sales due to price increases combined with depressed market conditions.

     Gross Profit---Gross profit for the three months ended November 30, 1996, decreased $1.1 million, or 46.9%, as compared to the corresponding period of the prior year. The decreased gross profit was primarily the result of decreased sales volume and the Company's inability to pass on to the customers of the Company increased raw material costs resulting from temporary fluctuations in the market. The Company's gross profit margin was 14.1% for the three month period ended November 30, 1996, as compared to 19.7 % for the corresponding period of the prior year.

     Selling, General, and Administrative Expenses---Selling, General, and Administrative expenses for the three months ended November 30, 1996, were $1.1 million, or 12.4 % of net sales, as compared to $1.1 million, or 9.3% of net sales, for the corresponding period of the prior year. Selling, General, and Administrative expenses remained constant in dollars, but increased as a percent of net sales during this period because of the decrease in net sales.

     Interest Expense---Interest expense decreased by $137,000, or approximately 72.5%, to $52,000 for the three months ended November 30, 1996, from $189,000 for the corresponding period of the prior year. The decrease was primarily attributable to the Company renegotiating its line of credit to a lower interest rate and extinguishment of a prepetition note payable.

     Income before taxes and extraordinary gain---Income before taxes and extraordinary gain for the three months ended November 30, 1996, was $125,000 as compared to $1,012,000 for the corresponding period of the prior year, a decrease of $887,000, or 87.6%. This decrease was primarily attributable to the reduction in net sales and the decrease in gross profit margin.

     Extraordinary Gain---The Company did not record an extraordinary gain for the three months ended November 30, 1996, as compared to an extraordinary gain totalling $132,000, net of related income tax expense of $75,569, for the corresponding period of the prior year. The prior year gain resulted from the Company's early extinguishment of a prepetition note payable for a discounted amount.

     Income Taxes---The Company's provision for income taxes was $45,000 for the three months ended November 30, 1996, as compared to $391,000 for the corresponding period of the prior year. The decrease was primarily due to a decrease in pre-tax profits. The effective tax rate for the three month period ended November 30, 1996, was 36.3% as compared to 38.2% for the corresponding period of the prior year.

Liquidity and Capital Resources

     Net cash used in operating activities was $278,000 for the three months ended November 30, 1996, as compared with $296,000 for the corresponding period of the prior year. Cash flows from operating activities decreased in this period, as compared to the corresponding period of the prior year, due to the decrease in sales volume partially offset by the decrease in bonuses paid.

     Net cash provided by financing activities was $668,000 for the three months ended November 30, 1996, compared with $1.0 million provided by financing activities for the corresponding period of the prior year. Net cash provided by financing activities was substantially higher in the corresponding period of the prior year because of the additional net proceeds from the issuance of common stock in October 1995, in connection with the Company's IPO.

     Working capital decreased to $9.6 million at November 30, 1996, from $9.8 million at August 31, 1996, a decrease of 2%, primarily attributable to an increase in the Company's borrowings under its line of credit to $845,000 at November 30, 1996, from $138,000 at August 31, 1996.

     In May 1996, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Mr. Sorokwasz, Chairman of the Board, President of the Company, and trustee of a trust which is the majority shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1% (9.25% at November 30, 1996), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 1996, there was a $4.2 million borrowing capacity remaining under the $5 million revolving line of credit. The revolving credit line matures in May 1997.

     The Company believes that the funds available under the facility, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. However, the Company is seeking a possible acquisition of one of its competitors. If that should occur, it would require that the funds for the proposed acquisition of the competitor would be generated through additional security offerings or additional debt.


Inventory Management

     The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service its customers. The Company attempts to maintain an aggregate of $6.0 million in inventory. In accordance with the Company's strategic raw material purchasing policies and in order to obtain preferential pricing, the Company waives the rights to suppliers inventory protection agreements ( including price protection and inventory return rights). The Company bears the risk of increases in the prices charged by its suppliers' and decreases in the prices of raw materials held in its inventory or covered by purchase commitments. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company decline, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

Seasonality

     The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's third and fourth fiscal quarter results in relation to sequential quarter performance.

Inflation

     The Company believes that inflation has not had a significant impact on the Company's operations. Historically, the Company has been successful in transferring to its customers increases in its manufacturing and other costs resulting from inflation by means of price increases.

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and the Results of Operations, and other sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, its ability to generate additional sales to meet business expansion, and its ability to generate funds to effect an acquisition. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, and price fluctuations which could adversely impact the large inventory required in the Company's business. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II:        OTHER INFORMATION

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K


     a)   NUMBER    EXHIBIT

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

          27        Financial data schedule


     b) No reports on Form 8-K were filed during the quarter ended November 30, 1996.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: January 14, 1997

                                        TST/ Impreso, Inc.
                                          (Registrant)


                                        /s/ Marshall Sorokwasz
                                        -----------------------------------
                                        Marshall Sorokwasz
                                        Chairman of the Board
                                        President, Chief Executive Officer,
                                        and Director


                                        /s/ Susan Atkins
                                        -----------------------------------
                                        Susan Atkins
                                        Vice President and Chief
                                        Financial Officer