Form 10-Q
period 1997-02-28
TST/IMPRESO INC
filed 1997-04-14
CIK 947219

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED FEBRUARY 28, 1997

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

                 Yes  X                             No
                    -----                             -----

Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.

      Class of Common Stock                Shares outstanding at  April 10, 1997
      ---------------------                -------------------------------------
         $ .01 Par Value                                  5,247,730

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               FEBRUARY 28, 1997



                                     INDEX




PART I.     FINANCIAL INFORMATION                                             PAGE NUMBER


     Item 1.  Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets as of February 28,
                  1997 (Unaudited) and August 31, 1996 . . . . . . . . . . . .      2

                  Interim Consolidated Statements of Operations for the
                  Six Months Ended February 28, 1997 and February 29, 1996
                  (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .      4

                  Interim Consolidated Statements of Cash Flows for the
                  Six Months Ended February 28, 1997 and  February 29, 1996
                  (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .      5

                  Notes to Interim Consolidated Financial Statements . . . . .      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . . . .     10

PART II.    OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .     14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15


PART 1:       FINANCIAL INFORMATION


ITEM 1:       FINANCIAL STATEMENTS


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)


                                                                      February 28,     August 31,
                                                                          1997           1996
                                                                      ------------    ------------
Current assets:
         Cash and cash equivalents                                    $  2,658,394    $  2,368,395
         Trade accounts receivable, net of  allowance
                for doubtful accounts of $130,000 at
                February 28, 1997 and $163,633 at August 31, 1996        3,075,109    $  2,890,411
         Investments                                                        --             250,000
         Inventories                                                     8,283,515       6,343,731
         Prepaid expenses and other                                        292,025         301,731
                                                                      ------------    ------------
                  Total current assets                                  14,309,043      12,154,268

Property, plant, and equipment, at cost                                 12,867,302      12,465,865
         Less-Accumulated depreciation                                  (8,584,607)     (8,372,733)
                                                                      ------------    ------------
                  Net property, plant, and equipment                     4,282,695       4,093,132

Other assets:
         Deposits and other                                                239,457         708,751
         Investments                                                         4,954           4,954
                                                                      ------------    ------------

                  Total assets                                        $ 18,836,149    $ 16,961,105
                                                                      ------------    ------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THESE CONSOLIDATED BALANCE SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                  February 28,     August 31,
                                                                                      1997            1996
                                                                                   -----------   -----------
Current liabilities:
       Accounts payable                                                            $ 2,178,147   $ 1,563,662
       Accrued liabilities                                                             201,239       239,886
       Accrued bonuses                                                                    --         175,000
       Accrued income taxes                                                             13,679        69,235
       Current maturities of long-term debt                                              1,700        36,769
       Line of credit                                                                1,644,415       138,391
        liabilities-
         Current maturities of prepetition taxes payable                                25,722        25,722
         Current maturities of long-term debt                                           73,230        74,975
                                                                                   -----------   -----------
                  Total current liabilities                                          4,138,132     2,323,640


Deferred income tax liability                                                          581,437       567,618
Long-term portion of prepetition debt, net of current maturities                     1,053,955     1,088,480
Long-term debt, net of current maturities                                                3,511         3,309
                                                                                   -----------   -----------
                  Total liabilities                                                  5,777,035     3,983,047
                                                                                   -----------   -----------
Commitments and contingencies

Stockholders' equity:
       Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares
            issued and outstanding at February 28, 1997, and August 31, 1996              --            --
       Common Stock, $.01 par value; 15,000,000 shares authorized 5,247,730 shares issued and outstanding at February 28, 1997, and
            August 31, 1996                                                             52,477        52,477
       Warrants                                                                            110           110
       Additional paid-in capital                                                    5,937,896     5,937,896
       Retained earnings                                                             7,068,631     6,987,575
                                                                                   -----------   -----------
                  Total stockholders' equity                                        13,059,114    12,978,058
                                                                                   -----------   -----------

                  Total liabilities and stockholders' equity                       $18,836,149   $16,961,105
                                                                                   -----------   -----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED BALANCE SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                         Three Months Ended              Six Months Ended
                                                         ------------------              ----------------
                                                    February 28    February 29,    February 28,    February 29,
                                                        1997           1996            1997            1996
                                                   ------------     -----------    ------------    ------------
Net Sales                                          $  8,766,322     $13,445,934    $ 17,571,892    $ 25,325,138
Cost of sales                                         7,764,858      10,673,446      15,327,695      20,211,617
                                                   ------------     -----------    ------------    ------------
         Gross profit                                 1,001,464       2,772,488       2,244,197       5,113,521

Other costs and expenses:
         Selling, general, and administrative         1,017,237       1,145,081       2,105,635       2,255,141
         Interest expense                                47,224          72,093          99,002         261,570
         Other (income) expense, net                    (68,401)          6,215         (90,484)         36,036
                                                   ------------     -----------    ------------    ------------
         Total other costs and expenses                 996,060       1,223,389       2,114,153       2,552,747

Income before income tax expense and                      5,404       1,549,099         130,044       2,560,774
extraordinary gain

Income tax expense:
         Current                                         (7,531)        530,060          35,169         899,344
         Deferred                                        11,248          (5,706)         13,819          15,880
                                                   ------------     -----------    ------------    ------------
Income before extraordinary gain                          1,687       1,024,745          81,056       1,645,550

Extraordinary gain from debt reduction and
restructuring due to bankruptcy, net of tax
effect of $83,808 and $159,377 respectively                --           162,049            --           294,430
                                                   ------------     -----------    ------------    ------------
Net income                                         $      1,687     $1 ,186,794    $     81,056    $  1,939,980

Income per share (primary and fully diluted):
      Income before extraordinary gain             $       --       $      0.20    $       0.02    $       0.33
      Extraordinary gain                                   --              0.03            --              0.06
                                                   ------------     -----------    ------------    ------------

         Net income per common share               $       --       $      0.23    $       0.02    $       0.39
                                                   ------------     -----------    ------------    ------------

Weighted average shares outstanding                   5,247,730       5,247,730       5,247,730       4,933,006



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Six Months Ended
                                                                           ----------------
                                                                      February 28,   February 29,
                                                                          1997           1996
                                                                      -----------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                     $    81,056    $ 1,939,980
       Adjustments to reconcile net income to net cash
         flow provided by operating activities-
            Extraordinary gain                                               --         (453,807)
            Depreciation and amortization                                 211,873        174,669
            Deferred income taxes                                          13,819         15,880
           (Increase) in accounts receivable, net                        (184,698)      (997,813)
           (Increase) decrease in inventory                            (1,939,784)       447,020
           (Increase) decrease in prepaid expenses and other                9,706        (39,631)
           Increase in accounts payable                                   614,485        719,150
           Increase (decrease) in accrued liabilities                     (38,647)        24,728
           Increase (decrease) in accrued bonuses                        (175,000)      (540,539)
           Increase (decrease) in accrued income taxes                    (55,556)       265,351
                                                                      -----------    -----------
             Net cash provided by (used in) operating activities       (1,462,746)     1,554,988
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Additions to property, plant, and equipment                       (401,436)      (571,181)
       Sale of investments                                                250,000           --
       Change in other non current assets, net                            469,294        325,908
                                                                      -----------    -----------
             Net cash provided by (used in) investing activities          317,858       (245,273)
                                                                      -----------    -----------


CASH FLOW FROM FINANCING ACTIVITIES:

             Net borrowing (payments) on line of credit                 1,506,024     (3,843,083)
             Payments on prepetition debt                                 (36,270)    (2,631,311)
             Payments on postpetition debt, net                           (34,867)       (41,307)
             Sale of Common Stock  and warrants                              --        5,977,476
                                                                      -----------    -----------
             Net cash provided by (used in) financing activities        1,434,887       (538,225)
                                                                      -----------    -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS:                               289,999        771,490

Cash and cash equivalents, beginning of period                          2,368,395         92,081
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $ 2,658,394    $   863,571
                                                                      -----------    -----------

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

         In April 1993, the Company emerged from a Chapter 11 bankruptcy proceeding instituted by it in November 1992. The filing was primarily due to the Company's inability to renegotiate its line of credit agreement with its primary lender regarding amounts owed to the lender under the Company's guarantee of indebtedness for a subsidiary operating as a business consumable wholesaler in which the Company had a majority interest. The subsidiary was simultaneously liquidated in a Chapter 7 bankruptcy.

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 28, 1997, and its results of operations for the six months ended February 28, 1997, and February 29, 1996. Results of the Company's operations for the interim period ended February 28, 1997, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

         The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K") for the fiscal year ended August 31, 1996, File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.       NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation, " which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic method value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures for fiscal years beginning after December 15, 1995, of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will have no effect on the consolidated financial statements. The required pro forma disclosures will be adopted by the Company for the Company's fiscal year ending August 31, 1997.

4.       UTILIZATION OF IPO PROCEEDS

         In fiscal year ended August 31, 1996, the Company recorded net proceeds of $5.9 million on the sale of 1,247,730 shares of Common Stock in the Company's Initial Public Offering ("IPO"). The Company utilized $4.9 million to repay indebtedness. In the three months ended February 29, 1996, part of the proceeds were applied to a secured prepetition note, prepaid at a discounted amount, resulting in an extraordinary gain, and the Company applied 65% of the proceeds to reduce the Company's utilization of its revolving line of credit.
         The remaining proceeds were used for working capital purposes.

5.       EXTRAORDINARY ITEM

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

6.       INVENTORIES

         Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

         Inventory consisted of the following:

                                                 February 28,        August 31,
                                                 -----------         ----------
                                                    1997                1996
                                                 -----------         ----------
            Finished goods                        $3,788,807         $3,642,869
            Raw materials                          4,018,307          2,296,347
            Supplies                                 426,418            351,909
            Work-in-process                           49,983             52,606
                                                  ----------         ----------
                     Total inventories            $8,283,515         $6,343,731
                                                  ----------         ----------

7.       DEBT

         Debt as of February 28, 1997, and August 31, 1996, is as follows:


                                                          February 28,   August 31,
                                                              1997          1996
                                                          -----------    ----------
         Postpetition-
         Note payable to a commercial financial
         corporation under revolving credit line
         maturing May 1998, secured by inventory,
         trade accounts receivable, equipment,
         and a personal guarantee by the trustee of a
         trust which is the majority shareholder,
         interest payable monthly at prime plus 1.00%
         (9.25% at February 28,1997, and
         August 31, 1996)                                 $1,644,415     $  138,391

         Note payable to a commercial financial corporation,
           payable in monthly installments, security, interest,
           and maturity date, same as above                           --         40,078

         Prepetition-

         Prepetition taxes payable                                  77,165       77,165

         Note payable to a bank, secured by property, payable
           in monthly installments of $4,815 (including
           interest at 6%) through May 2000, at which time
           the remaining balance becomes due and payable           601,265      611,926

         Other notes payable, approximately $450,000, are
           secured by a personal guarantee by the trustee of
           a trust which is the majority shareholder, and
           certain property, plant, and equipment, with various
           maturity dates through 2023, and interest rates
           ranging from 4% to 10.5%                                479,688      500,086
                                                                ----------   ----------
                         Total                                   2,802,533    1,367,646

         Less-Current maturities                                 1,745,067      275,857
                                                                ----------   ----------
                                                                $1,057,466   $1,091,789
                                                                ----------   ----------


         Prepetition amounts listed above represent the renegotiated amounts and terms under the plan of reorganization. The postpetition line of revolving credit is shown above as a current maturity.


8.       SUPPLEMENTAL  CASH FLOW INFORMATION


                                                  Six Months Ended
                                             February 28,   February 29,
                                             ---------------------------
                                                 1997           1996
         Cash paid during the period for:
                  Interest                     $ 99,002       $261,570
                  Income taxes                     --          710,364

9.       STOCK OPTIONS AND WARRANTS

         During the quarter ended November 30, 1995, the Company granted 293,800 options to certain employees, an outside Director, and a consultant under its 1995 Stock Option Plan (the "Plan"). These options were granted at an exercise price of $6.00 per share, the fair market value at the date of grant. These options will become exercisable at various dates beginning in April 1996, through April 1999. Thirty-six hundred of those options were forfeited during the 1996 fiscal year, 1,350 of those options were forfeited during the quarter ended November 30,1996, and 450 of those options were forfeited during the quarter ended February 28,1997.

         On January 2, 1996, the Company elected two new outside Directors to its Board of Directors. In accordance with the Plan, each Director received an automatic grant of an option for 1,000 shares of Common Stock. These options were granted at the fair market value at the date of grant with an exercise price of $6.75 per share and are exercisable in two equal annual installments.

         On October 1, 1996, an officer of the Company was granted an option for 15,000 shares of Common Stock. These options were granted at the fair market value at the date of grant with an exercise price of $5.375 per share and are exercisable in accordance with the Plan beginning on April 1, 1997.

         On January 29, 1997, the three outside Directors received their automatic grants of an option for 1,000 shares of Common stock . These options were granted at fair market value at the date of grant with an exercise price of $8.375 per share and are exercisable in accordance with the Plan beginning on January 29, 1998.

         As of February 28,1997, 73,350 of the options granted under the Plan are exercisable. The shares issuable on exercise of these options are restricted from public sale until April 5,1997, by the Underwriters' Agreement. Remaining options available for grant under the Plan, including all forfeited options, total 91,600.

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

         Subsequent to the IPO, the Company issued warrants to two consultants. One warrant for 10,000 shares of Common Stock was granted at an exercise price of $7.20 per share, which was above fair market value on the date of grant, and is exercisable for a period of five years from December 1, 1995 . The other warrant, also for 10,000 shares of Common Stock, was granted at an exercise price of $6.60 per share, which was above fair market value on the date of grant, and became exercisable October 5, 1996, for a period of four years.

         On April 7, 1997, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 400,000 shares of Common Stock issuable on exercise of options granted under the Company's 1995 Stock Option Plan.

10.      EMPLOYEE 401(K) PLAN

         In February 1996, the Company implemented an employee 401(k) plan. The Plan is administered by a national brokerage firm and administrative fees associated with the plan are funded by the plan. The Company is matching 5% of up to 10% of the participating employees' deductible contribution to their 401(K) accounts. Contributions by the Company were $3,500 and $9,500 for the six months ended February 28, 1997, and the year ended August 31, 1996, respectively.

11.      EARNINGS PER COMMON SHARE

         Earnings per share is based on the weighted average number of common shares outstanding. Common share equivalents have not been included in the computation of earnings per share as the dilution of these equivalents is not considered material.

12.      SUPPLEMENTAL EARNINGS PER SHARE DATA

         In October 1995, the Company's registration statement on Form S-1 filed with the SEC was declared effective for the sale of 1,247,730 shares (including over-allotment option shares) at $6.00 per share. The unaudited supplemental earnings per share data has been calculated assuming the IPO occurred as of the beginning of each respective period.


                                            Six Months Ended     Six Months Ended
                                            February 28, 1997    February 29, 1996
                                            -----------------    -----------------
         Supplemental income per share
           (primary and fully diluted):

         Income before extraordinary gain       $ 0.02                 $ 0.31
         Extraordinary gain                       --                     0.06
                                                ------                 ------
         Net income per common share            $ 0.02                 $ 0.37
                                                ------                 ------


         Supplemental weighted average
           shares outstanding                5,247,730              5,247,730


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Interim Periods Ended February 28,1997 and February 29,1996

         Net Sales---Net sales for the three months ended February 28, 1997, decreased $4.7 million, or 34.8%, as compared to the corresponding period of the prior year. Net sales for the six months ended February 28, 1997, decreased $7.8 million, or 30.6% as compared to the corresponding period of the prior year. These decreases were due to decreases in the selling prices of the Company's products combined with depressed market conditions resulting in reduced sales volume, and a reduction in sales volume to a significant customer of the Company. This customer's gross purchases for the three months ended February 28, 1997, was 11.4% of the Company's gross sales as compared to 26.5% of the corresponding period of the prior year, and for the six months ended February 28, 1997, was 9.6%, as compared to 23.7% of the corresponding period of the prior year. Beginning in fiscal 1997, to avoid dependency on the Company as its sole source of supply for the products the Company produces, the significant customer began purchasing products from another vendor. No other single existing or new customer represented a significant portion of the Company's revenues during this time.

         Gross Profit---Gross profit for the three months ended February 28, 1997, decreased $1.8 million, or 63.9%, as compared to the corresponding period of the prior year. The decreased gross profit was primarily the result of decreases in the selling prices of the Company's products without a corresponding decrease in raw material costs. Gross profit for the six months ended February 28, 1997, decreased $2.9 million, or 56.1%, as compared to the corresponding period of the prior year due to the inability of the Company to pass onto the Company's customers increased material costs resulting from fluctuations in the raw material market. As a result of decreased gross profit and net sales, the Company's gross profit margin decreased to 11.4% for the three month period ended February 28, 1997, as compared to 20.6% of the corresponding period of the prior year, and to 12.8% for the six months ended February 28, 1997, as compared to 20.2% of the corresponding period of the prior year.

         In the second quarter of 1997, the Company acquired a second sheeter. This sheeter can produce high volume commodity sheets, and can also manufacture certain types of value-added cut sheet. Value-added cut sheets include, but are not limited to, printed, perforated, or punched cut sheets; specially coated papers; and custom sizes and packages. A third sheeter was installed on January 7, 1997. The Company is slowly introducing value-added products into the market place. The Company previously purchased its cut sheet products directly from the paper mills. The addition of sheeting equipment is projected to expand the Company's profit margin on the sale of all types of cut sheets. Management is aggressively pursuing the cut sheet market for future revenue growth.

         Selling, General, and Administrative Expenses---SG&A expenses for the three months ended February 28, 1997, were $1.0 million, or 11.6% of net sales, as compared to $1.1 million, or 8.5% of net sales, for the corresponding period of the prior year. SG&A Expenses for the six months ended February 28, 1997, were $2.1 million, or 12% of net sales, as compared to $2.3 million, or 8.9% for the corresponding period of the prior year. SG&A expenses, although slightly reduced in the 1997 periods, remained approximately constant in dollars, but increased as a percentage of net sales during these periods because of the decreased net sales and the effects of fixed expenses.

         Interest Expense---Interest expense for the three months ended February 28, 1997, was $ 47,000 as compared to $72,000 for the corresponding period of the prior year. Interest expense for the six months ended February 28, 1997, was $99,000 as compared to $262,000 for the corresponding period of the prior year. The decrease in interest expense for the three and six month periods ended February 28, 1997, as compared to the corresponding periods of the prior year were primarily attributable to a lower interest rate on, and the pay-down of, the Company's revolving line of credit and the early extinguishment of a prepetition note payable .

         Income before taxes and extraordinary gain---Income before taxes and extraordinary gain for the three months ended February 28, 1997, was $5,000 as compared to $1.5 million for the corresponding period of the prior year, a decrease of $1.5 million or 99.7%. Income before taxes and extraordinary gain for the six months ended February 28, 1997, was $130,000 as compared to $2.6 million for the corresponding period of the prior year, a decrease of $2.4 million, or 94.9%. These decreases were primarily due to a lower sales volume, decreases in the selling prices of the Company's products without a corresponding reduction in raw material costs, and depressed market conditions.

         Extraordinary Gain---The Company did not record an extraordinary gain for the six months ended February 28, 1997, as compared to an extraordinary gain totalling $295,000, net of related income tax expense of $159,000, for the corresponding period of the prior year. The prior year gain result from the Company's early extinguishment of a prepetition note payable for a discounted amount.

         Income Taxes---The Company's provision for income taxes was $1,000 for the three months ended February 28, 1997, as compared to $1.0 million for the corresponding period of the prior year. The Company's provision for income taxes was $81,000 for the six months ended February 28, 1997, as compared to $1.6 million for the corresponding period of the prior year. These decreases were primarily due to decreased sales volume and decreased net profit . The effective tax rate for the six month period ended February 28, 1997, was 37.7% as compared to 35.7% for the corresponding period of the prior year.

Liquidity and Capital Resources

         Net cash used in operating activities was $1.4 million for the six months ended February 28, 1997, as compared with $1.6 million provided by operating activities for the corresponding period of the prior year. The decrease in the Company's net cash provided by operations for the six months ended February 28, 1997, primarily related to decreases in net income and increases in raw material inventory. The Company's inventories during the six months ended February 28, 1997, have increased approximately 31% from the fiscal year ended August 31, 1996. A majority of the increase in inventory was raw material purchased for conversion to cut sheets on the Company's sheeters. During the second quarter of fiscal 1997, the sheeters reached full operating capacity. Gross sales of cut sheets for the six month period ended February 28, 1997, increased 37%, as compared to the corresponding period of the prior year.

         Net cash provided by investing activities was $318,000 for the six months ended February 28, 1997, as compared with $245,000 used in investing activities for the corresponding period of the prior year. The increase in the Company's net cash provided by investing activities primarily related to converting an investment security to a cash equivalent.

         Net cash provided by financing activities was $1.4 million for the six months ended February 28, 1997, as compared with $538,000 used in financing activities for the corresponding period of the prior year. The increase in cash provided by financing activities primarily related to an increase in the Company's borrowings under its revolving line of credit to $1.6 million at February 28, 1997, from $138,000 at August 31, 1996. The Company utilized its revolving line of credit to meet capital expenditures due to the decrease in funds available from net profits.

         Working capital increased to $10.2 million at February 28, 1997, from $9.8 million at August 31, 1996, an increase of 3.5%, primarily attributable to an increase in inventories.

         In the fiscal year ended August 31, 1996, the Company recorded net proceeds of $5.9 million on the sale of 1,247,730 shares of Common Stock in the Company's Initial Public Offering ("IPO"). The Company utilized $4.9 million to repay indebtedness. In the three months ended February 29, 1996, part of the proceeds were applied to a secured prepetition note, prepaid at a discounted amount, resulting in an extraordinary gain, and the Company applied 65% of the proceeds to reduce the Company's utilization of it's revolving line of credit. The availability of the revolving credit line was $4,862,000 and $1,157,000 as of August 31, 1996, and August 1995, respectively. The balance of the proceeds were used to increase the Company's working capital.

         In May 1996, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Mr. Sorokwasz, Chairman of the Board, President of the Company, and Trustee of the trust which is the majority shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1% (9.25% at February 28, 1997), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 1997, there was a $3.4 million borrowing capacity remaining under the $5 million revolving line of credit. The revolving credit line which matures in May 1997, has been automatically renewed under identical terms until May 1998.

         The Company is in final contract negotiations with a national manufacturer of computer hardware to manufacture, market, and distribute products with the national manufacturer's trademark. However, there is no assurance that a final agreement will be arrived at or that the agreement will be signed. If a definitive agreement is signed, the Company expects that it will result in a substantial increase in Company sales, but there can be no assurance that such sales will be profitable.

         The Company believes that the funds available under the revolving credit line facility, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, contingencies or expansion based upon the completion of contract negotiations between the Company and the national manufacturer of computer hardware may arise which may require the Company to obtain additional capital. In fiscal 1998, the Company may pursue an acquisition, or the addition of new manufacturing facilities. If that should occur, the funds required for the potential acquisition or new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

Inventory Management

         The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service its customers. The Company attempts to maintain an minimum of $6.0 million in inventory. With the expansion of the Company's capacity to produce cut sheet products, the Company has increased its inventory. In accordance with the Company's strategic raw material purchasing policies and in order to obtain preferential pricing, the Company waives the rights to supplier's inventory protection agreements ( including price protection and inventory return rights). The Company bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory or covered by purchase commitments. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company decline, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

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

Forward-Looking Statements

         Management's Discussion and Analysis of Financial Condition and the Results of Operations, and other sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, its ability to generate additional sales to meet business expansion, and potential sales to a large potential customer. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory required in the Company's business, the ability of the large potential customer to change its plans and decline to execute the contract, and the potential that such contract may not prove profitable. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II:           OTHER INFORMATION

ITEM 6:            EXHIBITS AND REPORTS ON FORM 8-K


      a)    NUMBER          EXHIBIT

            3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-93814)

            3(b) By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-93814)

            4 Form of Underwriters' Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-93814)

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

            27              Financial data schedule


      b) No reports on Form 8-K were filed during the quarter ended February 28, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: April 14, 1997

                                            TST/ Impreso, Inc.
                                            (Registrant)

                                            /s/ Marshall Sorokwasz
                                            ------------------------------
                                            Marshall Sorokwasz
                                            Chairman of the Board
                                            President, Chief Executive Officer,
                                            and Director


                                            /s/ Susan Atkins
                                            ------------------------------
                                            Susan Atkins
                                            Vice President and Chief
                                            Financial Officer

            EXHIBIT
            NUMBER                        ITEM
            -------                       ----

            3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-93814)

            3(b) By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-93814)

            4 Form of Underwriters' Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-93814)

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