Form 10-Q
period 1997-05-31
TST/IMPRESO INC
filed 1997-07-15
CIK 947219

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1997

                                       OR

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

           Yes X                                              No
              ---                                                ---

Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.

        Class of Common Stock               Shares outstanding at July 9, 1997
         $ .01 Par Value                                  5,284,330

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                  MAY 31, 1997

                                     INDEX


PART 1.    FINANCIAL INFORMATION                                   PAGE NUMBER
                                                                   -----------

Item 1.    Consolidated Financial Statements:

           Interim Consolidated Balance Sheets as of May 31,
           1997 (Unaudited) and August 31, 1996 . . . . . .             2

           Interim Consolidated Statements of Operations for the
           Nine Months Ended May 31, 1997, and May 31, 1996
           (Unaudited) . . . . . . . . . . . . . . .                    4

           Interim Consolidated Statements of Cash Flows for the
           Nine Months Ended May 31, 1997, and May 31, 1996
           (Unaudited) . . . . . . . . . . . . . .                      5

           Notes to Interim Consolidated Financial Statements . . .     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . .           12

PART II.   OTHER INFORMATION

Item 1:    Legal Proceedings . . . . . . . . .                         17

Item 6.    Exhibits and Reports on Form 8-K. . . . . .                 18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .               19

PART ONE:     FINANCIAL INFORMATION


ITEM 1:       FINANCIAL STATEMENTS


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (UNAUDITED)

                                                                              May 31,       August 31,
                                                                               1997            1996
                                                                           ------------    ------------
Current assets:                                                            $  2,731,609    $  2,368,395
       Cash and cash equivalents
       Trade accounts receivable, net of allowance for doubtful accounts
       of $130,000 at May 31, 1997 and $163,633 at August 31, 1996            3,394,145       2,890,411
       Investments                                                                 --           250,000
       Inventories                                                            6,371,885       6,343,731
       Prepaid expenses and other                                               679,079         301,731
                                                                           ------------    ------------

           Total current assets                                              13,176,718      12,154,268
                                                                           ------------    ------------

Property, plant and equipment, at cost                                       12,883,755      12,465,865
       Less-Accumulated depreciation                                         (8,683,848)     (8,372,733)
                                                                           ------------    ------------

           Net property, plant and equipment                                  4,199,907       4,093,132
                                                                           ------------    ------------

Other assets:
       Deposits and other                                                        35,852         708,751
       Investments                                                                4,954           4,954
                                                                           ------------    ------------

           Total assets                                                    $ 17,417,431    $ 16,961,105
                                                                           ============    ============




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THESE CONSOLIDATED BALANCE SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                INTERIM CONSOLIDATED BALANCE SHEETS- (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                  May 31,      August 31,
                                                                                                   1997           1996
                                                                                               ------------   ------------
Current liabilities:
          Accounts payable                                                                  $    769,834   $  1,563,662
          Accrued liabilities                                                                    219,539        239,886
          Accrued bonuses                                                                           --          175,000
          Accrued income taxes                                                                    40,000         69,235
          Current maturities of long-term debt                                                     4,271         36,769
          Line of credit                                                                       1,912,705        138,391
          Prepetition liabilities-
             Current maturities of prepetition taxes payable                                      25,722         25,722
             Current maturities of long-term debt                                                 74,102         74,975
                                                                                            ------------   ------------

                 Total current liabilities                                                     3,046,173      2,323,640


          Deferred income tax liability                                                          565,413        567,618
          Long-term portion of prepetition debt, net of current maturities                     1,008,227      1,088,480
          Long-term debt, net of current maturities                                                 --            3,309
                                                                                            ------------   ------------

                 Total liabilities                                                             4,619,813      3,983,047
                                                                                            ------------   ------------

Commitments and contingencies

Stockholders' equity:
          Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued
                 and outstanding at May 31, 1997 and August 31, 1996                                --             --
          Common Stock, $.01 par value; 15,000,000 shares authorized; 5,261,330 shares
                 issued and outstanding at  May 31, 1997 and 5,247,730 at August 31, 1996         52,613         52,477
          Warrants                                                                                   110            110
          Additional paid-in capital                                                           6,019,735      5,937,896
          Retained earnings                                                                    6,725,160      6,987,575
                                                                                            ------------   ------------

                 Total stockholders' equity                                                   12,797,618     12,978,058
                                                                                            ------------   ------------

                 Total liabilities and stockholders' equity                                 $ 17,417,431   $ 16,961,105
                                                                                            ============   ============



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                       THESE CONSOLIDATED BALANCE SHEETS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                      Three Months Ended             Nine Months Ended
                                                                            May 31,                       May 31,
                                                                     1997            1996           1997            1996
                                                                 ------------    ------------   ------------    ------------
Net sales                                                        $  8,898,308    $ 11,745,855   $ 26,470,200    $ 37,070,993
Cost of sales                                                       8,134,777       9,269,941     23,462,472      29,481,558
                                                                 ------------    ------------   ------------    ------------

          Gross profit                                                763,531       2,475,914      3,007,728       7,589,435
                                                                 ------------    ------------   ------------    ------------


Other costs and expenses:
          Selling, general and administrative                       1,019,770       1,108,464      3,125,405       3,363,605
          Interest expense                                             87,493          74,003        186,495         335,573
          Other (income) expense, net                                 (89,693)         19,319       (180,177)         55,355
                                                                 ------------    ------------   ------------    ------------

          Total other costs and expenses                            1,017,570       1,201,786      3,131,723       3,754,533
                                                                 ------------    ------------   ------------    ------------

Income (loss) before income tax expense and extraordinary gain       (254,039)      1,274,128       (123,995)      3,834,902

Income tax expense:
          Current                                                     105,456         424,964        140,625       1,324,308
          Deferred                                                    (16,024)          7,057         (2,205)         22,937
                                                                 ------------    ------------   ------------    ------------

Income (loss) before extraordinary gain                              (343,471)        842,107       (262,415)      2,487,657


Extraordinary gain from debt reduction and restructuring
due to bankruptcy, net of tax effect of $159,377                         --              --             --           294,430
                                                                 ------------    ------------   ------------    ------------

Net income (loss)                                                $   (343,471)   $    842,107   $   (262,415)   $  2,782,087
                                                                 ============    ============   ============    ============


Income (loss) per share (primary and fully diluted);
      Income (loss) before extraordinary gain                    $      (0.07)   $       0.16   $      (0.05)   $       0.49
      Extraordinary gain                                                 --              --             --              0.06
                                                                 ------------    ------------   ------------    ------------

          Net income (loss) per common share                     $      (0.07)   $       0.16   $      (0.05)   $       0.55
                                                                 ============    ============   ============    ============

Weighted average shares outstanding                                 5,261,330       5,247,730      5,261,330       5,038,141


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       TST IMPRESO, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                May 31,          May 31,
                                                                                 1997             1996
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $   (262,415)   $  2,782,087
     Adjustments to reconcile net income (loss)  to net cash flow provided by operating activities-
           Extraordinary gain                                                        --          (294,430)
           Depreciation and amortization                                          311,115         273,749
           Deferred income taxes                                                   (2,205)         22,937
           (Increase) decrease in accounts receivable, net                       (503,734)        (22,177)
           (Increase) decrease in inventories                                     (28,154)        465,744
           (Increase) decrease in prepaid expenses and other                     (377,348)        (41,392)
           Increase (decrease) in accounts payable                               (793,828)        149,437
           Increase (decrease) in accrued liabilities                             (20,347)         21,019
           Increase (decrease) in accrued bonuses                                (175,000)       (482,539)
           Increase (decrease) in accrued income taxes                            (29,235)        (69,651)
                                                                             ------------    ------------

                 Net cash provided by (used in) operating activities           (1,881,151)      2,804,784
                                                                             ============    ============


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                  (417,890)       (638,732)
     Sale of investments                                                          250,000            --
     Change in other noncurrent assets, net                                       672,899         130,529
                                                                             ------------    ------------

                 Net cash provided by (used in) investing activities              505,009        (508,203)
                                                                             ============    ============

CASH FLOW FROM FINANCING ACTIVITIES:
      Net borrowing (payments) on line of credit                                1,774,314      (3,415,016)
      Payments on prepetition debt                                                (81,126)     (2,834,807)
      Payments on postpetition debt, net                                          (35,807)        (61,992)
      Sale of Common Stock and warrants                                            81,975       5,977,475
                                                                             ------------    ------------

                 Net cash provided by (used in) financing activities            1,739,356        (334,340)
                                                                             ============    ============

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                        363,214       1,962,241

Cash and cash equivalents, beginning of period                                  2,368,395          92,081
                                                                             ------------    ------------

Cash and cash equivalents, end of period                                     $  2,731,609    $  2,054,322
                                                                             ============    ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION AND NATURE OF BUSINESS

         TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper products in domestic and international markets for commercial and home use. The Company's product line consists of standard continuous computer stock business forms for use in computer printers; facsimile paper for use in thermal facsimile machines, and cut sheet paper for use in copying machines, laser printers, and ink jet printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").

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

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the interim unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 1997, and its results of operations for the three and nine months ended May 31, 1997, and May 31, 1996. Results of the Company's operations for the interim period ended May 31, 1997, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

3.       NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock- Based Compensation, " which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic method value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures for fiscal years beginning after December 15, 1995, of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will have no effect on the consolidated financial statements. The required pro forma disclosures will be adopted by the Company for the Company's fiscal year ending August 31, 1997.

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

5.       EXTRAORDINARY ITEM

         In the nine months ended May 31, 1996, the Company recorded an extraordinary gain totaling $294,000, net of related income tax expense of $159,000. The extraordinary gain resulted from the Company's early extinguishment of a prepetition note payable for a discounted amount.

6.       INVENTORIES

         Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

                 Inventory consisted of the following:

                                   May 31,          August 31,
                                  ----------        ----------
                                     1997             1996
                                  ----------        ----------
         Finished goods           $3,556,180        $3,642,869
         Raw materials             2,404,617         2,296,347
         Supplies                    372,910           351,909
         Work-in-process              38,178            52,606
                                  ----------        ----------
         Total inventories        $6,371,885        $6,343,731
                                  ----------        ----------


7.       DEBT

         Debt as of May 31, 1997, and August 31, 1996, is as follows:

                                                                                 May 31,       August 31,
                                                                                ----------    -----------
                                                                                   1997           1996
                                                                                ----------    -----------
         Postpetition-

         Note payable to a commercial financial corporation under
          revolving credit line maturing May 1998, secured by
          inventory, trade accounts receivable, equipment, and
          a personal guarantee by the trustee of a trust which is the largest single shareholder, interest payable monthly at prime plus 1.00% (9.50% at May 31,1997, and 9.25% at
          August 31, 1996)                                                      $1,912,705     $  138,391

         Note payable to a commercial financial corporation, payable in 48 monthly installments, secured, interest at 9.9%, and
          maturing in July 1998                                                      4,271         40,078

         Prepetition-

         Prepetition taxes payable                                                  51,444         77,165

         Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May
          2000, at which time the remaining balance becomes
          due and payable                                                          595,473        611,926

         Other notes payable, approximately $450,000, are secured by a personal guarantee by the trustee of a trust which is the largest single shareholder, and certain property, plant, and equipment, with various maturity dates through 2023, and interest rates
          ranging from 4% to 10.5%                                                 461,134        500,086
                                                                                ----------    -----------
                                  Total                                          3,025,027      1,367,646
                                                                                ----------    -----------

         Less-Current maturities                                                 2,016,800        275,857
                                                                                ----------    -----------

                                                                                $1,008,227    $ 1,091,789
                                                                                ----------    -----------


         Prepetition amounts listed above represent the renegotiated amounts and terms under the plan of reorganization. The postpetition line of revolving credit is shown above as a current maturity.

8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                               Nine Months Ended    Nine Months Ended
                                                 May 31, 1997         May 31, 1996
                                               --------------------------------------
         Cash paid during the period for:
                 Interest                         $  186,495         $   335,573
                 Income taxes                        100,625           1,553,336

9.       STOCK OPTIONS AND WARRANTS

         During the quarter ended November 30, 1995, the Company granted 293,800 options to certain employees, an outside Director, and a consultant under its 1995 Stock Option Plan (the "Plan"). These options were granted at an exercise price of $6.00 per share, the fair market value at the date of grant. These options will become exercisable at various dates beginning in April 1996, through April 1999. Thirty-six hundred of those options were forfeited during the 1996 fiscal year, 1,350 of those options were forfeited during the quarter ended November 30,1996, and 450 of those options were forfeited during the quarter ended February 28,1997. No options were forfeited during the quarter ended May 31, 1997.

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

         On January 29, 1997, the three outside Directors received their automatic grants of an option for 1,000 shares of Common Stock. These options were granted at fair market value at the date of grant with an exercise price of $8.375 per share and are exercisable in accordance with the Plan beginning on January 29, 1998.

         In May 1997, two employees were granted options for a total of 9,500 shares of Common Stock, 3,000 of these options were granted at fair market value at the date of grant, May 14, 1997, with an exercise price of $12.75 per share, and 6,500 of these options were granted at fair market value at the date of grant, May 20, 1997, with an exercise price of $10.375 per share. The 3,000 options granted on May 14, 1997, vest in accordance with the plan, but are restricted from sale until November 14, 1998. The 6,500 options granted on May 20, 1997, are exercisable in accordance with the Plan beginning on November 20, 1997.

         As of May 31, 1997, 13,600 of the options granted under the plan were exercised. This number includes 4,700 exercises that were exercised during the Third Quarter, but are not reflected on the transfer agent records until the Fourth Quarter due to electronic share transfers. The $81,975 due to the Company for stock issued as a result of the exercise of these options was received in June 1997, and has been included in other current assets as of May 31, 1997.

         As of May 31,1997, 317,900 options were granted under the Plan, of which 135,350 are currently exercisable. Remaining options available for grant under the Plan, including all forfeited options, total 82,100.

         In addition to options under the Plan, in October 1995, in connection with the Company's IPO, the Company granted an option to purchase up to 147,730 shares of Common Stock (over-allotment option) to its Underwriters at $6.00 per share. The option was exercised in full on November 14, 1995.

         Also in connection with the Company's IPO, the Company issued warrants to its Underwriters for $.001 per warrant to purchase an aggregate of 110,000 shares of Common Stock. The warrants became exercisable on October 5, 1996, for four years at an exercise price of $7.20 per share.

         Subsequent to the IPO, the Company issued warrants to two consultants. One warrant for 10,000 shares of Common Stock was granted at an exercise price of $7.20 per share, which was above fair market value on the date of grant, and is exercisable for a period of five years from December 1, 1995. The other warrant, also for 10,000 shares of Common Stock, was granted at an exercise price of $6.60 per share, which was above fair market value on the date of grant, and became exercisable October 5, 1996, for a period of four years.

         On April 7, 1997, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 400,000 shares of Common Stock issuable on exercise of options granted under the Company's 1995 Stock Option Plan.

10.      EMPLOYEE 401(k) PLAN

         In February 1996, the Company implemented an employee 401(k) plan. The plan is administered by a national brokerage firm and administrative fees associated with the plan are funded by the plan. The Company is matching 5% of up to 10% of the participating employees' deductible contributions to their 401(k) accounts. Contributions by the Company were $11,107 and $9,500 for the nine months ended May 31, 1997, and the year ended August 31, 1996, respectively.

11.      EARNINGS PER COMMON SHARE

         Earnings per share is based on the weighted average number of common shares outstanding. Common share equivalents have not been included in the computation of earnings per share for the periods ended May 31, 1996, as the dilution of these equivalents is not considered material. Common share equivalents have not been included in the computation of earnings per share for the periods ended May 31, 1997, as the effect of these equivalents would be anti-dilutive.

12.      SUPPLEMENTAL EARNINGS PER SHARE DATA

         In October 1995, the Company's registration statement on Form S-1 filed with the SEC was declared effective for the sale of 1,247,730 shares (including over-allotment option shares) at $6.00 per share. The unaudited supplemental earnings per share data has been calculated assuming the IPO occurred as of the beginning of the period.

                                                            Nine Months Ended
                                                              May 31, 1996
                                                            -----------------
Supplemental income (loss) per share (primary and
fully diluted):

Income (loss) before extraordinary gain                          $ .47
Extraordinary gain                                                 .06
                                                                 -----
Net income (loss) per common share                               $ .53
                                                                 -----

Supplemental weighted average shares outstanding             5,247,730

13.      SIGNIFICANT CONTRACT

         The Company entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation ("IBM") on April 30, 1997. The agreement is for a term of four years with two automatic one year extensions subject to earlier termination under certain conditions, and provides that the Company will manufacture and distribute products branded with IBM Licensed Marks in exchange for specified payments. The Company has agreed to maintain certain quality standards and is required to meet mutually agreed upon sales volume objectives in the manufacture and sale of IBM branded products.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 1997 AND
MAY 31, 1996

         Net Sales---Net sales for the three months ended May 31, 1997, decreased $2.8 million, or 24%, as compared to the corresponding period of the prior year. Net sales for the nine months ended May 31, 1997, decreased $11 million, or 28.6% as compared to the corresponding period of the prior year. These decreases were due to decreases in the selling prices of the Company's products combined with depressed market conditions resulting in reduced sales volume. One customer represented 21% of the Company's revenues during the nine months ended May 31, 1996. No customer represented a significant portion of the Company's revenues during the nine months ended May 31, 1997.

         Gross Profit---Gross profit for the three months ended May 31, 1997, decreased $1.7 million, or 69%, as compared to the corresponding period of the prior year. Gross profit for the nine months ended May 31, 1997, decreased $4.6 million, or 60%, as compared to the corresponding period of the prior year. The decreased gross profit was primarily the result of decreased sales and decreased margins. As a result of decreased gross profit and net sales, the Company's gross profit margin decreased to 8.6% for the three month period ended May 31, 1997, as compared to 21% of the corresponding period of the prior year, and to 11% for the nine months ended May 31, 1997, as compared to 20% of the corresponding period of the prior year, as a result of decreases in the selling prices of the Company's products without a corresponding decrease in raw material costs.

         During the Company's Second and Third Quarter demand for the products manufactured by the Company declined at a rapid pace. As a result, the Company had to lower its selling prices on products to customers which resulted in decreased gross profit and net income for the Third Quarter. At the end of the Third Quarter prices for those products stabilized. Management believes the decreases in the product selling prices will not continue on the downward trend. The Company has implemented price increases in the Fourth Quarter. However, there can be no assurance that the Company will be profitable in the Fourth Quarter.

         Selling, General, and Administrative Expenses---SG&A expenses for the three months ended May 31, 1997, were $1 million, or 11.5% of net sales, as compared to $1.1 million, or 9.4% of net sales, for the corresponding period of the prior year. SG&A expenses for the nine months ended May 31, 1997, were $3.1 million, or 11.8% of net sales, as compared to $3.4 million, or 9.1% for the corresponding period of the prior year. SG&A expenses, although slightly reduced in the 1997 periods, remained approximately constant in dollars, but increased as a percentage of net sales during these periods because of the decreased net sales in relation to fixed operating expenses.

         Interest Expense---Interest expense for the three months ended May 31, 1997, was $87,000 as compared to $74,000 for the corresponding period of the prior year. Interest expense for the nine months ended May 31, 1997, was $186,000 as compared to $336,000 for the corresponding period of the prior year. The increase in interest expense for the three months ended May 31, 1997, was due to increased borrowings under the Company's Line of Credit. The decrease in the interest expense for the nine month period ended May 31, 1997, as compared to the corresponding period of the prior year were primarily attributable to a lower interest rate on, and the pay- down of, the Company's revolving line of credit and the early extinguishment of a prepetition note payable .

         Income (loss) before taxes and extraordinary gain---Income (loss) before taxes and extraordinary gain for the three months ended May 31, 1997, was ($343,000) as compared to $842,000 for the corresponding period of the prior year, a decrease of $1.2 million or 141%. Income
         (loss) before taxes and extraordinary gain for the nine months ended May 31, 1997, was ($262,000) as compared to $2.5 million for the corresponding period of the prior year, a decrease of $2.8 million, or 111%. These decreases were primarily due to a lower sales volume because of market conditions and decreases in unit selling prices of the Company's products without a corresponding reduction in raw material costs.

         Extraordinary Gain---The Company did not record an extraordinary gain for the nine months ended May 31, 1997, as compared to an extraordinary gain totalling $294,000, net of related income tax expense of $159,000, for the corresponding period of the prior year. The prior year gain resulted from the Company's early extinguishment of a prepetition note payable for a discounted amount.

         Income Taxes---The Company's provision for income taxes was $89,000 for the three months ended May 31, 1997, as compared to $432,000 for the corresponding period of the prior year. The Company's provision for income taxes was $138,000 for the nine months ended May 31, 1997, as compared to $1.3 million for the corresponding period of the prior year. The effective tax rate for the nine months ended May 31, 1996, was 35.1%. The provision for the nine months ended May 31, 1997, primarily relates to state income taxes.

Liquidity and Capital Resources

         Net cash used in operating activities was $1.9 million for the nine months ended May 31, 1997, as compared with $2.8 million provided by operating activities for the corresponding period of the prior year. The increase in the Company's net cash used in operating activities for the nine months ended May 31, 1997, primarily related to decreases in accounts payable, increases in accounts receivable, and increases in prepaid and other. The Company's inventories during the nine months ended May 31, 1997, have remained at approximately the same level as year ended August 31, 1996.

         Net cash provided by investing activities was $505,000 for the nine months ended May 31, 1997, as compared with $508,000 used in investing activities for the corresponding period of the prior year. The increase in the Company's net cash provided by investing activities primarily related to the decrease in other current assets.

         Net cash provided by financing activities was $1.7 million for the nine months ended May 31, 1997, as compared with $334,000 used in financing activities for the corresponding period of the prior year. The increase in cash provided by financing activities primarily related to an increase in the Company's borrowings under its revolving line of credit to $1.9 million at May 31, 1997, from $138,000 at August 31, 1996. The Company utilized its revolving line of credit to meet operating expenditures due to the lack of funds available from net profits.

         Working capital increased to $10 million at May 31, 1997, from $9.8 million at August 31, 1996, an increase of 3%, primarily attributable to an increase in accounts receivable, prepaid expenses, and decreases in accounts payable.

         In the fiscal year ended August 31, 1996, the Company recorded net proceeds of $5.9 million on the sale of 1,247,730 shares of Common Stock in the Company's IPO. The Company utilized $4.9 million to repay indebtedness. In the three months ended May 31, 1996, part of the proceeds were applied to repayment of a secured prepetition note, prepaid at a discounted amount, resulting in an extraordinary gain. The Company applied 65% of the proceeds to reduce the Company's utilization of its revolving line of credit.

         The availability of the revolving credit line was $3,087,000 as of May 31, 1997, and 4,862,000 as of August 31, 1996, respectively.

         In May 1996, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Mr. Sorokwasz, Chairman of the Board and President of the Company, and Trustee of the trust which is the largest single shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1% (9.5% at May 31, 1997), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 1997, there was a $3 million borrowing capacity remaining under the $5 million revolving line of credit. The revolving credit line, which matured in May 1997, has been automatically renewed under identical terms until May 1998.

         The Company entered into a non-exclusive Trademark Licensing Agreement with IBM on April 30, 1997. The agreement is for a term of four years with two automatic one year extensions, and provides that the Company will manufacture and distribute products branded with IBM Licensed Marks in exchange for specified payments. The Company has agreed to maintain certain quality standards and is required to meet mutually agreed upon sales volume objectives in the manufacture and sale of IBM branded products. The Company expects that sales of IBM Brand Paper will substantially increase Company sales. However, there can be no assurance that such increased sales will occur or, if they occur, be profitable.

         The Company recently ordered state-of-the-art equipment specifically designed for the sheeting of papers with specialty surfaces (e.g., glossy papers, photo papers, transparencies, etc.) which are highly sensitive to scratches or marring. This new sheeting machine will complement three high-speed sheeters which have been installed at the Company's plants during the past eighteen months and will enhance the Company's production capabilities as it begins supplying paper under its new trademark licensing agreement with IBM. The Company has also purchased a slitting machine for installation in July 1997. This machine will be dedicated primarily to the production of facsimile and adding machine rolls for the IBM branded product line. In June 1997, deposits were made on the equipment totaling approximately $195,000. The expected cost of the equipment will total approximately $726,000.

         The Company believes that the funds available under the revolving credit line facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion which may be required as a result of the contract between the Company and IBM may require the Company to obtain additional capital to pursue an acquisition or for the addition of new manufacturing facilities. If that should occur, the funds required for the potential acquisition or new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

Inventory Management

         The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service its customers. The Company attempts to maintain a minimum of $6.0 million in inventory. The Company bears the risk of increases in the prices charged by its suppliers, and decreases in the prices of raw materials held in its inventory or covered by purchase commitments. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company decline, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

Market Conditions

         During the Company's Second and Third Quarter demand for the products manufactured by the Company declined at a rapid pace. As a result, the Company had to lower its selling prices on products to customers which resulted in decreased gross profit and net income for the Third Quarter. At the end of the Third Quarter prices for those products stabilized. Management believes the decreases in the product selling prices will not continue on the downward trend. The Company has implemented price increases in the Fourth Quarter. However, there can be no assurance that the Company will be profitable in the Fourth Quarter.

Manufacturing Capacity

         The previous and current acquisition of new equipment (see the Company's Form 10-Q for the period ended February 28, 1997) will substantially increase the Company's manufacturing capacity. The Company expects that this increased capacity will be absorbed as the Company begins manufacturing and selling IBM branded products.

Seasonality

         The Company generally experiences a relative slowness in sales during the summer months. This has affected the Company's Third Quarter results, and may adversely affect the Company's Fourth Quarter results in relation to sequential quarter performance.

Inflation

         The Company believes that inflation has not had a significant impact on the Company's operations. Historically, the Company has been successful in transferring to its customers increases in its manufacturing and other costs resulting from inflation by means of price increases.

Forward-Looking Statements

         Management's Discussion and Analysis of Financial Condition and the Results of Operations, and other sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, its ability to generate additional sales to meet business expansion, and potential sales as a result of its contract with IBM. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory required in the Company's business, and the potential that the IBM contract may not prove profitable. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II:         OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

         On April 2, 1996, the Company filed a complaint in the District Court of Dallas County, Texas against Nor- Graphics, Inc., a wholly owned subsidiary of United Energy Corp., the manufacturer of Variable Repeat Batching Sheeter Systems in connection with the proposed purchase by the Company of three systems. On May 20, 1997, the Company and Nor-Graphics, Inc. reached a settlement. Nor-Graphics, Inc. agreed to reimburse the Company in advance for repairs to be made to the first system delivered in November 1995, and to rescind the contracts of the other two systems. The settlement, which totaled approximately $60,000, has been paid in full by Nor- Graphics, Inc.

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K


a)    NUMBER        EXHIBIT

      3(a)            Certificate of Incorporation of the Company (incorporated
                      by reference to Exhibit 3.1 to Registration Statement on
                      Form S-1 No. 33-93814)
      3(b)            By-laws of the Company (incorporated by reference to
                      Exhibit 3.2 to Registration Statement on Form S-1 No.
                      33-93814)
      4               Form of Underwriters' Warrant (incorporated by reference
                      to Exhibit 4.1 to Registration Statement on Form S-1 No.
                      33-93814)
     10(a)            1995 Stock Option Plan (incorporated by reference to
                      Exhibit 10.1 to Registration Statement on Form S-1 No.
                      33-93814)
     10(b)            Employment Agreement dated September 28,1995, between the
                      Company and Marshall Sorokwasz (incorporated by reference
                      to Exhibit 10.2 to Registration Statement on Form S-1 No.
                      33-93814)
     10(c)+           IBM Brand Paper Trademark Licensing Agreement, effective
                      as of April 30, 1997, between the Company and
                      International Business Machines Corporation.*
     21               Subsidiaries of the Registrant (incorporated by reference
                      to Exhibit 21.1 to Registration Statement on Form S-1 No.
                      33-93814)
     27               Financial data schedule


b) No reports on Form 8-K were filed during the quarter ended May 31, 1997.


* To be filed by Amendment.
+ Confidential Treatment requested for portions of this Exhibit

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: July 15, 1997

                                        TST/ Impreso, Inc.
                                           (Registrant)


                                        /s/ Marshall D. Sorokwasz
                                        Marshall D. Sorokwasz
                                        Chairman of the Board
                                        President, Chief Executive Officer,
                                        and Director


                                        /s/ Susan M. Atkins
                                        Susan M. Atkins
                                        Vice President and Chief
                                        Financial Officer

                               INDEX TO EXHIBITS

    EXHIBIT NO.       DESCRIPTION OF EXHIBITS
    -----------       -----------------------

      3(a)            Certificate of Incorporation of the Company (incorporated
                      by reference to Exhibit 3.1 to Registration Statement on
                      Form S-1 No. 33-93814)
      3(b)            By-laws of the Company (incorporated by reference to
                      Exhibit 3.2 to Registration Statement on Form S-1 No.
                      33-93814)
      4               Form of Underwriters' Warrant (incorporated by reference
                      to Exhibit 4.1 to Registration Statement on Form S-1 No.
                      33-93814)
     10(a)            1995 Stock Option Plan (incorporated by reference to
                      Exhibit 10.1 to Registration Statement on Form S-1 No.
                      33-93814)
     10(b)            Employment Agreement dated September 28,1995, between the
                      Company and Marshall Sorokwasz (incorporated by reference
                      to Exhibit 10.2 to Registration Statement on Form S-1 No.
                      33-93814)
     10(c)+           IBM Brand Paper Trademark Licensing Agreement, effective
                      as of April 30, 1997, between the Company and
                      International Business Machines Corporation.*
     21               Subsidiaries of the Registrant (incorporated by reference
                      to Exhibit 21.1 to Registration Statement on Form S-1 No.
                      33-93814)
     27               Financial data schedule



* To be filed by Amendment.
+ Confidential Treatment requested for portions of this Exhibit