Form 10-Q/A
period 1997-05-31
TST/IMPRESO INC
filed 1997-08-01
CIK 947219

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934

FOR THE PERIOD ENDED  MAY 31, 1997

                                       OR

         Transition report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934

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

         Yes   X                                       No
              ---                                          ---

Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.

    Class of Common Stock                   Shares outstanding at July  9, 1997
    ---------------------                   -----------------------------------
      $ .01 Par Value                                   5,284,330

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 1997

                                      TST/ Impreso, Inc.
                                          (Registrant)


                                      /s/ Marshall D. Sorokwasz
                                      -----------------------------------
                                      Marshall D. Sorokwasz
                                      Chairman of the Board
                                      President, Chief Executive Officer,
                                      and Director



                                      /s/ Susan M. Atkins
                                      -----------------------------------
                                      Vice President and Chief
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

         3(a)             Certificate of Incorporation of the Company
                          (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-93814)

         3(b) By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No.
                          33-93814)

         4 Form of Underwriters' Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-93814)

         10(a)            1995 Stock Option Plan (incorporated by reference to
                          Exhibit 10.1 to Registration Statement on Form S-1 No.
                          33-93814)

         10(b) Employment Agreement dated September 28,1995, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 No. 33-93814)

         10(c)+ IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997, between the Company and International Business Machines Corporation.

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 No. 33-93814)

         27               Financial data schedule




+ Confidential Treatment requested for portions of this Exhibit