Form 10-K
period 1997-08-31
TST/IMPRESO INC
filed 1997-12-01
CIK 947219

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM   10-K
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                   Act of  1934 for the fiscal year ended
                               August 31, 1997
                                     OR
  [  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                   Exchange Act of 1934 for the transition
                     period from________ to ___________

                       Commission File Number 0-26774

          ---------------------------------------------------------
                              TST/Impreso, Inc.

           (Exact name of registrant as specified in its charter)

          ---------------------------------------------------------

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

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

                              YES   X     NO
                                 ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 21, 1997, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market, was approximately $43,665,435.

There were 5,292,780 shares of the registrant's Common Stock outstanding as of November 21, 1997.

List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on January 27,1998---Part III.*

* As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

TST/Impreso, Inc. was founded in 1976 as Texas Stock Tab, Inc., in Dallas, Texas, as a Texas corporation. The Company changed its name to TST/Impreso, Inc. in 1990 to minimize the restrictive perception of the Company as a regional supplier of only one type of paper product. Now headquartered in the Coppell suburb of Dallas, TST/Impreso, Inc. and subsidiaries (the "Company") is a medium-size manufacturer and distributor to dealers and other resellers of various paper products for commercial and home use in domestic and international markets. Approximately 98% of the Company's total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through its three manufacturing facilities and 48 public warehouse locations throughout the United States and in Quebec, Canada, the Company manufactures and distributes its products under its own label, generic labels and private labels. The Company operates in a very competitive industry segment. The Company has strategically located its distribution points so as to enable its products to be delivered to customers in most major cities in the United States within 24 hours. The Company has approximately 3,000 customers ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of the customer base has been the large and medium mass merchants, including computer and office superstores. The Company's primary method of generating sales contacts is through its own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

In April 1993, the Company emerged from a Chapter 11 bankruptcy proceeding instituted by it in November 1992. The filing was primarily due to the Company's inability to renegotiate its line of credit agreement with its primary lender regarding amounts owed to the lender under the Company's guarantee of indebtedness for a subsidiary operating as a business consumable wholesaler in which the Company had a majority interest. The subsidiary was simultaneously liquidated in a Chapter 7 bankruptcy. See "Management's Discussion And Analysis of Financial Condition And Results of Operations."

On October 12, 1995, the Company closed the offering of 1,100,000 shares of its Common Stock to the public at $6.00 per share. On November 14, 1995, the Company closed the sale of an additional 147,730 shares of its Common Stock pursuant to the Underwriters' over-allotment option. The proceeds of the offering were used for repayment of indebtedness in the approximate amount of $4.9 million and the remainder was used for general corporate and working capital purposes.


PRODUCTS

The Company operates in the hard copy supply market, which encompasses those products used with a hard copy output or "imaging" device. The Company originally converted continuous stock forms, a paper product known then in the industry as stock tab, and changed its product mix, as technology changed, to include other paper products such as fax paper. Recent advances in printer hardware and imaging material technology have changed the hard copy industry again. While demand for the stock forms segment of the business has been in decline, growth opportunities for other products, such as cut sheet applications, have significantly increased. In response to these industry trends the Company refocused its manufacturing strategy. The Company has purchased high volume commodity sheeters to batch sheet paper products instead of purchasing precut sheeted products directly from mills. Sheeting applications can range from simple cut sheet paper to sophisticated film products. The Company has been expanding its capabilities to capture growth opportunities in the paper cut sheet market. Since certain types of the equipment that the Company is acquiring to convert paper materials into sheets can also convert film, the Company believes it can maximize its efficiency by entering the film market. See "New Products: Special Surface Sheeted Products, and Manufacturing." One of the improvements currently under way at the Texas facility is the construction of a clean room environment for the conversion of special surface sheeted products. The special surface sheeted products that the Company intends to manufacture include technical papers and film imaging materials. The inclusion of these new imaging materials in the Company's product line has the potential to expand the Company's avenues of distribution. The Company anticipates entering new market channels such as copy service industries and grocery store/pharmacy chains. The Company's product line during the fiscal year ended August 31, 1997, ("Fiscal 1997") consisted of: (i) continuous computer stock business forms, (ii) thermal facsimile paper, (iii) cut sheet paper for use in laser printers, copying machines, and plain paper facsimile machines, and (iv) cut sheet paper for use in ink jet printers. New products slated for production in the fiscal year ending August 31, 1998, ("Fiscal 1998") are special surface sheeted products including transparency film, glossy papers such as digital photo paper, and T-shirt transfers; point-of-purchase, ATM, and adding machine rolls in both thermal and plain paper; and a business stationary line.

Continuous Computer Stock Business Forms. The Company produces a wide variety of standard continuous computer stock business forms in various types of papers (bond, recycled, carbon and carbonless, and groundwood papers), formats (printing for readability and contrast) and basis weights. Upon request, the Company occasionally produces customized forms for larger customers. To ensure high quality printing, the Company primarily uses wet offset presses, which yield better clarity and definition than dry printing. Raw paper stock is quality control-tested prior to and during production to ensure correct tensile strength, capacity, thickness, moisture content and finish.

Thermal Facsimile Paper. The Company manufactures thermal facsimile paper under the IMPRESO(R) brand name. The thermal facsimile papers manufactured by the Company are suitable for use with all original equipment manufacturers' ("OEMs") machines currently on the market and are warranted against damage that the paper may cause to a customer's thermal facsimile machine.

Cut Sheet Paper for use in Laser Printers, Copying Machines, and Plain Paper Facsimile Machines. In prior years the Company purchased cut sheet products mill-direct. With the purchase of batching sheeting equipment, the Company has begun converting its own cut sheet products including

IMPRESO(R) Lazer Cut Sheets(R). Lazer Cut Sheets are designed specifically for use with all types of copying machines, laser printers and plain paper facsimile machines.

Cut Sheet Paper for use in Ink Jet Printers. The Company offers ink jet paper for use in ink jet printers which use a pattern of dots to form characters. The print head in an ink jet printer uses an ultra fine nozzle to spray droplets of electrically-charged, low viscosity ink onto printing paper to form characters, symbols or graphics. The high density character resolution results in crisp character definition. There are two types of ink jet paper, coated and un-coated. Coated ink jet paper, in both glossy and matte, is designed for superior high resolution color graphics and photographic reproductions. Un-coated ink jet paper is primarily used for traditional monochrome applications.

Value-Added Cut Sheet Paper. In the first calendar quarter of 1996, the Company purchased a prototype sheeter that was to be used with new and existing presses to enable the Company to produce a specific line of "value-added cut sheet" paper, sheets that were cut, printed and/or perforated in one process, e.g., billing statement forms printed on both the front and back and perforated to provide a remittance slip. Although product availability was expected by management in October 1996, due to design problems with the first prototype machine, two other contracts for similar machines were canceled and the Company ceased manufacturing this product line. The prototype machine was redesigned into a batching sheeter and is currently operating converting raw materials into cut sheet products.


NEW PRODUCTS

Special Surface Sheeted Products. In Fiscal 1998, the Company intends to introduce a line of special surface sheeted products. These products, manufactured from paper or film, have delicate surfaces that are extremely sensitive to scratching or marring and require state-of-the-art equipment for processing and handling. See "Manufacturing." The special surface sheeted products will be marketed under one or both of the TST/Impreso, Inc. and International Business Machines ("IBM") brands. See "Trademark Licenses." The special surface sheeted products the Company intends to initially offer are:

    Digital Photo Ink Jet Paper. Prints images from digital cameras, photo CD's, the Internet, or desk top scanners. Special treatment renders vivid colors and sharp print. Coating gives a glossy finish which resists fading. Extra-heavy paper feels like a real photograph. The second side is matte coated for text and graphics so photos can be printed with a name and address on the back for postcards.

    Gloss Coated Ink Jet Paper. Gloss coated on one side for brilliant, high-contrast color images with photographic detail, and matte on the reverse side for text and graphics.

    Gloss Opaque Ink Jet Film.    Tough, durable, curl-free film is stable and
    long lasting for printing any ink generated image. High Gloss finish prints brilliant color images and second side matte coated prints text and graphics.

    Transparency Film for Ink Jet Printers. Clear film specially coated for smudge/bleed-free color or black ink jet imaging.

    Transparency Film for Copier & Laser Printers. Overhead transparencies can be created using a plain paper copier and this film. Low haze level transparencies that lay flat on and off the projector.

    Transparency Film for Color Laser Printers. Designed specially for color laser applications, unique coating controls absorption of color creating high quality full color overhead transparencies.

    T-Shirt Transfers. In the beginning of Fiscal 1998, the Company also started selling T-shirt transfers under the Impreso brand. This product will allow anyone with a computer and ink jet printer to create personalized designs for applications on various cloth items. Although introduced into typical mainstream office product chains of distribution, this product is suitable for other retail markets. Penetration of new channels of distribution by this product will open the door for the Company to consider manufacturing complementary products appropriate for certain channels which can be converted by the Company's sheeting and slitting equipment. See "Manufacturing."

Rolled Paper Products. The equipment which converts thermal facsimile paper can also convert rolled paper products. The Company started the conversion of point-of-sale, ATM, and adding machine rolls in both thermal and plain paper under the Impreso brand name in October 1997. The Company has expanded its slitting capabilities at its West Virginia Plant with the purchase of additional machinery to accommodate the conversion of these products.

Business Stationary Line. This product line is in the initial design phase. Product rollout should occur in the second quarter of Fiscal 1998. This product will be distributed for sale at the stationary retail level.


MARKETING AND DISTRIBUTION

The Company markets its products to approximately 3,000 customers through its own sales force and established manufacturers' representatives. The Company's targeted customers are business consumable and office machine "dealers", and large and medium mass merchants, including computer and office superstores. The Company is seeking to diversify its customer base and distribution channels. The incorporation of non-traditional but related product categories in the Company's expanding product line may facilitate the Company's access to different distribution channels such as copy service industries and grocery store/pharmacy chains.

The Company presently has 51 distribution points (48 public warehouses and three plants), which enable the Company to deliver products to most major cities in the United States within 24 hours. The Company's primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

The Company's current customers are comprised of the following:

Business Forms Dealers. Business Forms Dealers are typically businesses which primarily buy and resell various types of business forms.

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

Consumer Electronics Stores. Consumer Electronic Stores sell retail to the end-user in a broad spectrum electronics environment.

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

Original Equipment Manufacturers (OEMs). These manufacturers make the business machines in which paper products are used. Many OEMs have their own privately labeled consumables to market as a secondary sale to their business machines, such as copiers, printers and facsimile machines.

Catalog Sales. Catalog companies publish their own catalogs and send them to customers, who then order merchandise by telephone or facsimile and have it delivered.

Buying Groups. These are groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers.

Although the Company has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between the Company and any of its customers. One single customer, Staples, Inc., represented 22% of the Company's revenues during the fiscal year ended August 31, 1996. However, that customer only represented 9% of the Company's revenues for Fiscal 1997. The decrease in sales to Staples resulted from declining prices in the industry and Staples decision to purchase from other vendors offering pricing levels below the Company's. Management anticipates that the decline of purchases by Staples may significantly reverse as the Company begins supplying new types and brands of products to the marketplace, although there can be no assurance purchases by Staples will increase, or if increased will result in significant impact on the Company's revenues. No single customer represented 10% or more of the Company's revenues during Fiscal 1997. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business.


MANUFACTURING

The Company maintains a quality assurance team which participates in the manufacturing and packaging of all of the Company's products. The Company continues to monitor any new product requirements of its customers and to assess what new equipment or equipment modifications may be required to produce such products. The Company manufactures computer stock forms at each of its three manufacturing facilities in Coppell, Texas; Fontana, California; and Kearneysville, West Virginia. The Company's equipment for its continuous computer stock business forms product line includes rotary presses and collators. The rotary presses range in size from 22 inch cylinder x 32 inch web to 25.5 inch cylinder x 36 inch web and provide the Company with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator and, in certain cases, support personnel are required. The Company's equipment is well-suited to produce nearly all of the computer business stock forms products required by a forms distributor or retailer. The Company also operates sheet presses similar to a quick print.

Since 1989, the Company has operated its rewinder slitters used for the conversion of thermal facsimile paper at the Company's manufacturing facility in Texas. The thermal facsimile paper was then distributed to the other plants and public warehouses for further distribution. In Fiscal 1998, the Company added slitting capabilities on the East Coast at its West Virginia plant.

The Company's recently acquired sheeting equipment is currently converting product at the Texas and West Virginia plants. Substantially all printing and manufacturing equipment used in the manufacture of the Company's products is owned by the Company, subject to liens.

In December 1997, the Company expects delivery of a state-of-the-art sheeting and packaging system it designed with the manufacturer to batch sheet and package products with special surfaces including transparency film, glossy papers such as digital photo paper, and T-shirt transfers. These products require machines that do not scratch or mar the surface of the product during the conversion and packaging process. A special clean room is being constructed at the Texas facility to house the special surface cut sheet manufacturing. The Company's speciality sheeting operation will incorporate the most modern technology available in the industry. The room's humidity and temperature must be maintained at exact levels to minimize static electricity which interferes with conversion of the products. The micro processing control system allows for tight set points, maintaining a uniform and exact atmosphere in the room. This equipment also provides an air flow with positive pressure which injects a greater volume of air into the room than exists outside. This positive pressure effect suspends air borne particles, and reduces their attraction to paper and film which taints these product surfaces.

The Company is considering applying for the ISO 9001 Certification in Fiscal 1998. The ISO 9001 Certification is a world wide certification representing the consistent, high quality of the products produced by a manufacturer. Receipt of such certification will create opportunities for sales for the Company from purchasers who otherwise may not purchase from an uncertified manufacturer. However, there can be no assurance that the Company will receive such certification, or that such certification will create additional revenue for the Company.


RAW MATERIALS

An adequate supply of raw materials is essential to the Company's business. The Company purchases raw paper, coated thermal facsimile paper, carbon and carbonless paper (consisting of a wide variety of weights, widths, colors, sizes and qualities), packaging and other supplies in the open market from a number of different companies around the world. The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. Raw materials represented 44% of total inventory at August 31, 1997. The introduction of film products into the Company's line will require the Company to source raw materials not traditionally purchased by the Company. These raw materials are readily available from national and international manufacturers. The Company believes that the use of raw materials other than paper will make the Company's profit margins less vulnerable to price fluctuations associated with supply and demand cycles in the paper industry. The Company has approved two suppliers for its unconverted film raw materials. These suppliers are among the top producers of quality film products in the world. The Company believes that it has a good relationship with all of its current suppliers.


SEASONALITY

The Company may be subject to certain seasonal fluctuations in that order for products may decline in summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations.

BACKLOG

The dollar value of the order backlog as of August 31, 1997 and August 31, 1996, was estimated to be $606,000 and $1.3 million, respectively. The Company's ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The decrease in backlog is related to an industry oversupply of raw materials, market reactions to such inventory oversupplies, and a reduction in unit sales due to generally depressed market conditions.


COMPETITION

The Company is subject to competition from a number of other business organizations, some of which have substantially greater financial, human and other resources than the Company. The Company currently competes principally with paper manufacturers like the Company which distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions have caused the major direct-selling companies, which are much larger than the Company, to sell direct and to dealers. In some cases, this has led to customers of the Company reducing their selling prices to compete with these dealers. In turn, this has caused increased competition among companies selling products through dealers. In addition, a consolidation among entities in this market has created greater competition for the Company. In the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must obtain new machinery to convert those business consumables required by the explosion of computer technology. The Company has redirected its manufacturing strategy to begin conversion of products that are higher margin technical products. This will also position the Company as a supplier of business consumables at the initial growth stages of the technology's introduction into the market, and therefore at the greatest opportunity for growth in unit sales. Since the Company is moving into non-paper products, more sophisticated technical products, and looking to penetrate new distribution channels with its expanding product lines, management believes that its analysis of which companies it competes with will change in the coming years as the fallout of the paper industry consolidation creates new hybrid entities. The Company believes that it effectively competes on the basis of the following: its nationwide distribution network, which enables products to be delivered to its customers in most major cities in the United States within 24 hours; a larger number of items providing customers cost-effective, efficient purchasing and volume discounts; and by providing high-quality products and customer-oriented services.


INFORMATION SYSTEMS UPGRADES

In November 1997, the Company purchased a new AS/400 computer to be installed in the first quarter of calendar year 1998 to improve the Company's information processing. This hardware upgrade is an initial step by the Company in reaction to year 2000 considerations. The Company anticipates minimal costs for year 2000 bridge software. The Company believes the hardware upgrade will not affect the current software system in place. The Company will enhance its data storage reliability, processing speed, ease of PC integration with mainframe data, and EDI and Internet order taking data communications with this new computer.


TRADEMARKS

The Company uses the trademark IMPRESO, a Spanish word meaning printed matter, for certain products the Company manufactures and distributes. The trademark is registered in the United States, which registration was renewed in August 1995, and is effective until August 1999. The IMPRESO trademark is also registered in Canada, the United Kingdom, France, Benelux and Italy, which registrations are subject to renewal commencing in October 1997. The Company believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of the Company's products. The goodwill value associated with the name IMPRESO has been pledged as an asset to the Company's current primary secured lender under the Company's revolving line of credit.


TRADEMARK LICENSES

The Company entered into a non-exclusive Trademark Licensing Agreement with IBM on April 30, 1997, involving the manufacture and distribution of a selected line of paper products within the United States, Canada, and Mexico. The Company is a participant in a strategic business alliance with IBM, along with other IBM Licensees, to bring IBM branded paper products into the marketplace. The initial products the Company will convert under the IBM brand name are gloss and matte coated ink jet paper, gloss opaque ink jet film, digital photo ink jet paper, ink jet and laser transparencies, fanfold computer paper and facsimile paper. The IBM Trademark is an instantly recognized symbol denoting quality and value worldwide. The stringent manufacturing specif-ications and quality controls contractually imposed by IBM on the Company are expected to assure consumers of premium quality goods, thereby maintaining the integrity and value of the IBM Trademark. Management believes that brand name identification is an effective tool for penetration of market share.


SERVICE AND SUPPORT

The Company believes that customer service is an important factor in product sales and customer satisfaction. Service and support include the Company's own in-house trucking that back-hauls goods for other entities, which reduces transportation costs and improves customer service. An in-house graphics department designs and prepares layouts of packaging and produces negatives which allows the Company speed and flexibility when bringing new products or packaging into the marketplace. The Company also sells its graphics capabilities to its customers. The Company's customer services also include a technologically advanced computer system which sends by facsimile a bill of lading to the appropriate distributing warehouse and an order acknowledgment to the receiving customer when an order is entered by a customer service representative. The Company's computer system automatically monitors and factors inventory levels at each warehouse, calculates the amount of raw materials the Company must purchase and identifies which of the Company's plant locations will manufacture an order.

The Company also has a three person collection and credit department. Payment terms are generally 1% for payment within 15 days, net 30 days. Skilled, knowledgeable staff evaluate extensions of credit and make written and verbal requests for payment from those customers whose invoices are not paid within agreed payment terms. The Company also maintains in-house counsel who assists the credit department in difficult collections.

The Company offers a 120-day warranty on all of its products. To date, warranty expense has been minimal.


ENVIRONMENTAL REGULATION

The Company does not believe that compliance with any environmental regulations that may be applicable to it will have a material effect on the Company's capital expenditures, earnings or competitive position.


EMPLOYEES

At August 31, 1997, the Company had 141 full-time employees. Of these individuals, 88 were engaged in manufacturing, 22 were engaged in sales and marketing, and 31 were administrative and clerical personnel. None of the Company's employees are currently covered by a collective bargaining agreement. The Company considers its employee relations to be good due to an organizational structure which encourages individual initiative as well as team work. Approximately 72% of all salaried employees have been with the Company more than seven years.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are elected annually by the Board of Directors. The executive officers, their age and positions within the Company at August 31, 1997, are as follows:



             Name                 Age                    Position
             ----                 ---                    --------
    Marshall D. Sorokwasz         54               Chairman of the Board,
                                                   President, Treasurer,
                                                   and Chief Executive
                                                   Officer

    Richard D. Bloom         65           Senior Vice President of
                                          Operations and Director
    Donald E. Jett           53           Secretary and Director
    John L. Graves           53           Vice President of Manufacturing
    Jeffrey W. Boren         32           Vice President of Sales, Marketing
    Susan M. Atkins          48           Vice President of Finance
                                          and Chief Financial Officer

Marshall D. Sorokwasz is one of the founders of the Company, and has been its President, Chief Executive Officer, and a Director since its organization in 1976.

Richard D. Bloom is one of the founders of the Company, and has been its Vice President and a Director since inception.

Donald E. Jett is one of the founders of the Company, and has been its Secretary and a Director since inception.

John L. Graves was promoted to Vice President of Manufacturing in June 1986. Prior to being elected Vice President, Mr. Graves was Operations Manager with the Company since August 1981.

Jeffrey W. Boren has been Vice President of Sales and Marketing since March 1995. From March 1994 to March 1995, he was the National Sales Manager; prior to that, he held various sales positions within the Company.

Susan M. Atkins has been Vice President of Finance and Chief Financial Officer of the Company since December 1995. Ms. Atkins was Controller of the Company prior to her election as Vice President of Finance and Chief Financial Officer.



ITEM 2.  PROPERTIES

As of August 31, 1997, the Company operated three manufacturing plants encompassing an aggregate of approximately 166,890 square feet of space. The Company owns its manufacturing plants in Coppell, Texas, and Kearneysville, West Virginia. The West Virginia property is encumbered by mortgages maturing in 2023. The Company's plant in Fontana, California is occupied pursuant to a month-to-month tenancy, with a monthly rental payment of $6,500. The Company's executive offices are located at the Coppell, Texas manufacturing facility which is approximately 60,000 square feet, and is unencumbered. The Company maintains a regional sales office in Huntington, New York pursuant to a lease expiring April 30, 2000. As of August 31, 1997, the Company utilized 48 warehouses. Warehousing costs incurred for the public warehouses utilized throughout the United States and in Quebec, Canada by the Company were approximately $536,000 for Fiscal 1997. Annual mortgage payments for Fiscal 1997, including interest, and minimum lease payments relating to the Company's facilities were approximately $108,000 and $100,000, respectively. The Company believes its facilities are in good condition as well as suitable and adequate for its current business needs. Management estimates that, as of August 31, 1997, the Company was operating at 35% capacity for all of the products manufactured by the Company, which will allow the Company to acquire additional business with no immediate capital investment.



ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                   PART   II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

TST/Impreso, Inc.'s Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "TSTI" The high and low closing prices for the Company's Common Stock, as reported on the NNM, are as follows:

                                                                        Price Range
                                                                   ---------------------------
                                                                     High               Low
1996 Fiscal Year and Period
---------------------------
First quarter (Oct.5, 1995-Nov.)                                   $7.1250           $ 6.1250
Second quarter (Dec.-Feb.)                                          7.0000             6.3750
Third quarter (Mar.-May)                                            8.4375             6.0000
Fourth quarter (June-Aug.)                                         10.0000             5.5000

                                                                       Price Range
                                                                   ---------------------------

                                                                     High              Low
1997 Fiscal Year and Period
---------------------------
First quarter (Sep.- Nov.)                                          $7.875           $ 5.375
Second quarter (Dec.-Feb.)                                           9.375             7.625
Third quarter (Mar.-May)                                            12.750             6.500
Fourth quarter (June-Aug.)                                          16.625            12.625

On November 21, 1997, the closing price for the Company's Common Stock on NNM was $8.25.

As of November 21, 1997, the Company's Common Stock was held by approximately 783 stockholders of record, including holdings through nominee or street name accounts with brokers.

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


ITEM 6.          SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended August 31, 1997. The historical financial data as of August 31, 1997, has been derived from the historical financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

                                                SELECTED FINANCIAL DATA (a)
                                                 Years Ended August 31,
-------------------------------------------------------------------------------------------------------------
                                 1997           1996               1995             1994            1993
-------------------------------------------------------------------------------------------------------------
Consolidated
Statement of
Operations Data:
----------------
Net Sales                    $33,634,248    $47,722,988        $37,036,456       $25,924,000   $26,086,038
----------------------------------------------------------------------------------------------------------
Operating income
(loss) before
extraordinary item             (476 ,755)     3,005,459          2,480,004           577,695      (490,620)
----------------------------------------------------------------------------------------------------------
Extraordinary item
(net of taxes)                       ---        296,291 (c)        523,326 (c)           ---     4,283,467 (b)
----------------------------------------------------------------------------------------------------------
Net Income (loss)               (476,755)     3,301,750          3,003,330           577,695     3,792,847
----------------------------------------------------------------------------------------------------------
Earnings (loss) per
common share:
-------------
Income (loss) before
extraordinary item                 (0.09)          0.59               0.62              0.14         (0.12)
----------------------------------------------------------------------------------------------------------
Net Income (loss)                  (0.09)          0.65               0.75              0.14          0.95
----------------------------------------------------------------------------------------------------------
Consolidated
Balance Sheet Data:
-------------------
Total assets                  18,225,900     17,016,740         14,586,211        11,433,934    11,438,597
----------------------------------------------------------------------------------------------------------
Long-term debt
(excluding current
maturities)                    1,007,038      1,091,789          3,602,917         5,461,747     6,715,071
----------------------------------------------------------------------------------------------------------
Stockholders'
Equity                       $12,883,430    $12,978,058         $3,725,825          $722,495      $144,800
----------------------------------------------------------------------------------------------------------

Notes to Selected Financial Data

     (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.
     (b) Settlement of unsecured creditors and restructuring of notes payable.
     (c) Early extinguishment of debt.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL

From 1978 to 1991, the Company owned a majority interest in Origami, Inc. ("Origami"), a wholesaler of business consumables. In 1989, the Company and Origami executed a loan agreement with a secured lender which was cross-collateralized by the assets of both the Company and Origami as security for revolving loans to each. During most of its existence, Origami operated at a loss. Origami filed for protection under Chapter 11 of the United Sates Bankruptcy Code (the "Bankruptcy Code") in June 1991. Such Chapter 11 proceeding was converted to a liquidation under Chapter 7 of the Bankruptcy Code in August 1991. The liquidation of Origami resulted in a $3 million shortfall to the Company's lender and an uncollected $5.5 million receivable from Origami to the Company. The deficiency on the Origami portion of the loans was added to the Company's borrowing base with such lender, and the resulting losses on a combined basis far outweighed the borrowing base which the Company's collateral could support. On November 10, 1992, the Company filed for protection under Chapter 11 of the Bankruptcy Code, primarily as a result of the Company's inability to renegotiate its line of credit agreement with its lender and to settle disputes regarding amounts owed to the lender under the Company's guarantee of the indebtedness of Origami to the lender. In April 1993, the Company's Amended Joint Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court. The Company has completed payment of substantially all of its prepetition obligations under the Plan of Reorganization. The Company has been operating in conformity with and meeting the remaining payment terms of the Plan of Reorganization.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1997, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1996

Net Sales--- Net sales for Fiscal 1997, decreased $14.1 million, or 29.5%, to $33.6 million as compared to $47.7 million for the year ended August 31, 1996, ("Fiscal 1996") as a result of the market adjustment to increased raw material paper inventories, an unfavorable pricing environment, and the resulting loss of sales to Staples, Inc. which represented 22% of sales in Fiscal 1996, as compared to 8.5% of sales for Fiscal 1997. Management believes that the decline of purchases by Staples may reverse significantly as the Company begins supplying Staples with the new brands and types of products the Company intends to manufacture in Fiscal 1998. Sales of continuous forms for Fiscal 1997, decreased by $15 million, or 38%, to $25 million as compared to $40 million for Fiscal 1996, while cut sheet products increased 35%, or $1.5 million, to $5.8 million for Fiscal 1997, as compared to $4.3 million in Fiscal 1996.

Gross Profit--- Gross profit for Fiscal 1997, decreased $5.7 million, or 60.7%, to $3.7 million as compared to $9.4 million in Fiscal 1996. The decrease was primarily the result of decreased selling prices due to depressed market conditions. The Company's gross profit margin for all products in Fiscal 1997, was 11.0% as compared to 19.8% for Fiscal 1996. The decrease in the gross profit percentage reflected the decreased selling prices of the Company's finished goods from the levels of Fiscal 1996. Gross profit margins were further affected by the Company's transition from continuous form paper products to cut sheet products, which increased costs as a percentage of sales.

Selling, General and Administrative Expenses--- SG&A expenses for Fiscal 1997, were $4.1 million, or 12.2% of net sales, as compared to $4.6 million, or 9.5% of net sales for Fiscal 1996. SG & A expenses as a percentage of net sales increased during this period, primarily because of reductions in sales, expansion of Company operations, and costs associated with implementing the sale of new brands and types of products.

Interest Expense--- Interest Expense decreased by approximately $102,000, or 27.1%, to approximately $275,000 for Fiscal 1997, as compared to $378,000 for Fiscal 1996. This decrease is primarily attributable to the early extinguishment of prepetition secured debt.

Income Before Taxes And Extraordinary Gain--- Income (loss) before taxes and extraordinary gain for Fiscal 1997, was approximately ($484,000) as compared to approximately $4.6 million for Fiscal 1996, a decrease of $5.0 million, or 110.6%. The decrease for Fiscal 1997, is primarily due to decreased sales volume and decreased gross profits.

Extraordinary Gain--- The Company recorded no extraordinary gains for Fiscal 1997, as compared to an extraordinary gain totaling $296,000, net of related income tax expense of $158,000, for Fiscal 1996. The gain in Fiscal 1996, resulted from the Company's early payment of prepetition notes payable for a discounted amount.

Income Taxes--- The Company had no provision for income taxes for Fiscal 1997, as compared to $1.6 million for Fiscal 1996. The decrease was primarily due to decreased pre-tax profits.

Cash used in operating activities was $3.6 million for Fiscal 1997, as compared to $1.3 million in Fiscal 1996. Cash provided by operating activities for Fiscal 1997, was $1.3 million, as compared to $5.2 million in Fiscal 1996. The increase in the Company's net cash used in operations primarily related to the reduction in net income, the increase in the Company's raw material inventories, and the decrease in accounts payable. The Company increased raw material inventories to prepare for new brands and types of product introductions, and increased purchases to capture the favorable pricing levels of raw materials prior to anticipated increases.

Net cash used in investing activities was $1.2 million for Fiscal 1997, as compared to $1.1 million used in investing activities for Fiscal 1996. The Company's net cash used in investing activities primarily related to the purchase of new equipment, and stock investments.

Cash provided by financing activities was $3.0 million for Fiscal 1997, as compared to $6.0 million in Fiscal 1996. Cash used in financing activities was $119,000 for Fiscal 1997, as compared to $6.5 million used in Fiscal 1996. The Company's increase in net cash provided by financing activities in Fiscal 1997, primarily related to increased borrowings on its line of credit.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1996, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1995

Net Sales--- Net sales for Fiscal 1996, increased $10.7 million, or 28.9%, to $47.7 million as compared to the year ended August 31, 1995, ("Fiscal 1995") as a result of increased volume because of the expansion in the Company's customer base and increased sales.

Gross Profit--- Gross profit for Fiscal 1996, increased $1.2 million, or 14.3%, to $9.4 million as compared to $8.2 million in Fiscal 1995. The increase was primarily the result of increased sales. The Company's gross profit margin for Fiscal 1996, was 19.8% as compared to 22.3% for Fiscal 1995. The decrease in the gross profit percentage was primarily the result of reduced selling prices and costs increasing as a percentage of net sales.

Selling, General and Administrative Expenses--- SG & A expenses for Fiscal 1996, were $4.6 million, or 9.5% of net sales, as compared to $4.2 million, or 11.2% of net sales, for Fiscal 1995. SG & A expenses as a percentage of net sales declined during this period, primarily because of reductions in bonus expense.

Interest Expense--- Interest expense decreased by $642,000, or approximately 63.0%, to $378,000 for Fiscal 1996, from $1,020,000 for Fiscal 1995. This decrease is primarily attributable to the pay down of the Company's line of credit to $138,000 as of August 31, 1996, as compared to $3,843,000 as of August 31, 1995.

Income Before Taxes And Extraordinary Gain--- Income before taxes and extraordinary gain for Fiscal 1996, was $4.6 million as compared to $3.1 million for Fiscal 1995, an increase of $1.5 million, or 48.2%. The increase for Fiscal 1996 is primarily due to increased sales volume, increased gross profits, improved operating efficiencies, reduced interest expense and a decline in other SG & A expenses as a percent of net sales.

Extraordinary Gain--- The Company recorded an extraordinary gain totaling $296,000, net of related income tax expense of $158,000, for Fiscal 1996, and an extraordinary gain totaling $523,000, net of related income tax expense of $298,000, for Fiscal 1995. The gains resulted from the Company's early payment of prepetition notes payable for discounted amounts.

Income Taxes--- The Company's provision for income taxes was $1.6 million for Fiscal 1996, as compared to $595,000 for Fiscal 1995. The increase was primarily due to increased pre-tax profits and utilization of net operating loss during Fiscal 1995. The effective tax rate for Fiscal 1996 was 34.1% as compared to 22.9% for Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $602,000 or 25.4% from $2.4 million in Fiscal 1996 to $1.8 million in Fiscal 1997, primarily due to the Company's investment in the common stock of an unrelated publicly traded Company.

Borrowings under the Company's line of credit increased $2.7 million, or 1,949%, to $2.8 million at August 31, 1997, as compared to $138,000 at August 31, 1996, primarily as a result of the Company increasing its raw material inventories to prepare for new product introductions, and to capture favorable pricing levels of raw materials prior to anticipating increases. Inventories increased $1.5 million, or 24%, from $6.3 million at August 31, 1996, as compared to $7.9 million at August 31, 1997.

Working capital was constant at $9.9 million on August 31, 1997, as compared to $9.9 million at August 31, 1996.

In May 1996, the Company entered into an agreement with a bank for a one year revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Mr. Sorokwasz, Chairman of the Board and President of the Company, and Trustee of the trust which is the largest single shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1% (9.5% at August 31, 1997), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 1997, there was a $2.2 million borrowing capacity remaining under the $5 million revolving line of credit. The revolving credit line, which matured in May 1997, has been automatically renewed under identical terms until May 1998. In February 1998, the Company will solicit bids from its existing and other financial institutions in order to negotiate the most favorable terms on its revolving credit facility. Management believes it will be able to secure such financing on terms at least as favorable as its existing revolving line of credit.

The Company believes that the funds available under the revolving credit line facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company in Fiscal 1998, may require the Company to obtain additional capital to pursue an acquisition or for the addition of new manufacturing facilities. If that should occur, the funds required for the potential acquisition or new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.


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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


       Index to Consolidated Financial Statements                  F-1

       Report of Independent Public Accountants                    F-2
       Consolidated Balance Sheets as of August 31, 1997
       and 1996                                                    F-3

       Consolidated Statements of Operations for the Years
       Ended August 31, 1997, 1996, and 1995                       F-5

       Consolidated Statements of Stockholders' Equity
       for the Years Ended August 31, 1997, 1996, and 1995         F-6

       Consolidated Statements of Cash Flows for the Years
       Ended August 31, 1997, 1996, and 1995                       F-7

       Notes to Consolidated Financial Statements                  F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business--Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 27, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.


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

                               TST/Impreso, Inc.

                            By: /s/Marshall D. Sorokwasz
                               -------------------------
                            Marshall D. Sorokwasz, President

Dated:  November 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                              Title                                 Date
     ---------                              -----                                 ----
/s/Marshall D. Sorokwasz          Chairman of the Board                      November 25, 1997
------------------------          President, Principal Executive
Marshall D. Sorokwasz             Officer, and Treasurer


/s/Richard D. Bloom               Senior Vice President of Operations,       November 25, 1997
-------------------               Director
Richard D. Bloom

/s/Donald E. Jett                 Secretary, Director                        November 25, 1997
-----------------
Donald E. Jett

/s/Susan M. Atkins                Vice President of Finance,                 November 25, 1997
------------------                Principal Financial Officer,
Susan M. Atkins                   Principal Accounting Officer


/s/Jay W. Ungerman                Director                                   November 25, 1997
------------------
Jay W. Ungerman

/s/Robert F. Troisio              Director                                   November 25, 1997
--------------------
Robert F. Troisio

/s/Bob L. Minyard                 Director                                   November 25, 1997
-----------------
Bob L. Minyard

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
             Report of Independent Public Accountants                        F-2

             Consolidated Balance Sheets as of August 31, 1997 and 1996      F-3

             Consolidated Statements of Operations for the Years Ended
             August 1997, 1996 and 1995                                      F-5

             Consolidated Statements of Stockholders' Equity for the Years
             Ended August 31, 1997, 1996 and 1995                            F-6

             Consolidated Statements of Cash Flows for the Years Ended August
             31, 1997, 1996 and 1995                                         F-7

             Notes to Consolidated Financial Statements                      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of TST/Impreso, Inc.:

    We have audited the accompanying consolidated balance sheets of TST/Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TST/Impreso, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years ended August 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.





                                               ARTHUR ANDERSEN LLP

Dallas, Texas
October 2, 1997

PART ONE:  FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                       August 31,      August 31,
                                                                          1997            1996
                                                                      ------------    ------------
Current assets:
  Cash and cash equivalents                                           $  1,766,274    $  2,368,395
  Trade accounts receivable, net of allowance for doubtful accounts
    of $130,000 at August 31, 1997 and $163,633 at August 31, 1996       2,120,168       2,890,411
  Investments in marketable securities                                     978,463         250,000
  Inventories                                                            7,889,949       6,343,731
  Prepaid expenses and other                                               516,971         301,731
  Deferred income tax assets                                               364,402          55,635
                                                                      ------------    ------------
        Total current assets                                            13,636,227      12,209,903
                                                                      ------------    ------------
Property, plant and equipment, at cost                                  12,923,242      12,465,865
  Less-Accumulated depreciation                                         (8,765,160)     (8,372,733)
                                                                      ------------    ------------
        Net property, plant and equipment                                4,158,082       4,093,132
                                                                      ------------    ------------
Other assets:
  Deposits and other                                                       426,637         708,751
  Investments                                                                4,954           4,954
                                                                      ------------    ------------
        Total assets                                                  $ 18,225,900    $ 17,016,740
                                                                      ============    ============


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            August 31,    August 31,
                                                                               1997          1996
                                                                           -----------   -----------
Current liabilities:
  Accounts payable                                                         $   434,331   $ 1,563,662
  Accrued liabilities                                                          249,918       239,886
  Accrued bonuses                                                                   --       175,000
  Accrued income taxes                                                          69,387        69,235
  Current maturities of long-term debt                                           5,383        36,769
  Line of credit                                                             2,836,184       138,391
  Prepetition liabilities:
    Current maturities of prepetition taxes payable                             25,722        25,722
    Current maturities of long-term debt                                        72,187        74,975
                                                                           -----------   -----------
         Total current liabilities                                           3,693,112     2,323,640

    Deferred income tax liability                                              642,320       623,253
    Long-term portion of prepetition debt, net of current maturities           991,221     1,088,480
    Long-term debt, net of current maturities                                   15,817         3,309
                                                                           -----------   -----------
         Total liabilities                                                   5,342,470     4,038,682
                                                                           -----------   -----------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.0l par value; 5,000,000 shares authorized; 0 shares
    issued and outstanding at August 31, 1997 and August 31, 1996                   --            --
  Common Stock, $.0l par value; 15,000,000 shares authorized;
    5,292,780 and 5,247,730 shares issued and outstanding at
    August 31, 1997 and 1996, respectively                                      52,928        52,477
  Warrants                                                                         110           110
    Additional paid-in capital                                               6,319,572     5,937,896
    Retained earnings                                                        6,510,820     6,987,575
                                                                           -----------   -----------
         Total stockholders' equity                                         12,883,430    12,978,058
                                                                           -----------   -----------
         Total liabilities and stockholders' equity                        $18,225,900   $17,016,740
                                                                           ===========   ===========


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years Ended August 31,
                                                           1997            1996            1995
                                                       ------------    ------------    ------------
Net sales                                              $ 33,634,248    $ 47,722,988    $ 37,036,456
Cost of sales                                            29,927,909      38,290,812      28,782,134
                                                       ------------    ------------    ------------
          Gross profit                                    3,706,339       9,432,176       8,254,322
                                                       ------------    ------------    ------------
Other costs and expenses:
          Selling, general and administrative             4,116,398       4,551,029       4,165,586
          Interest expense                                  275,057         377,528       1,019,972
          Other income, net                                (200,738)        (54,047)         (6,144)
                                                       ------------    ------------    ------------
          Total other costs and expenses                  4,190,717       4,874,510       5,179,414
                                                       ------------    ------------    ------------
Income (loss) before income tax expense and
  extraordinary gain                                       (484,378)      4,557,666       3,074,908

Income tax expense (benefit):
          Current                                           170,625       1,475,376         104,117
          Deferred                                         (178,248)         76,831         490,787
                                                       ------------    ------------    ------------
Income (loss) before extraordinary gain                    (476,755)      3,005,459       2,480,004

Extraordinary gain from debt reduction and
  restructuring due to bankruptcy, net of
  tax effect of $157,516 and $298,222 in
  1996 and 1995, respectively                                    --         296,291         523,326
                                                       ------------    ------------    ------------
Net income (loss)                                      $   (476,755)   $  3,301,750    $  3,003,330
                                                       ============    ============    ============

Income (loss) per share (primary and fully diluted):
    Income (loss) before extraordinary gain            $      (0.09)   $       0.59    $       0.62
    Extraordinary gain                                           --            0.06            0.13
                                                       ------------    ------------    ------------
         Net income (loss) per common share            $      (0.09)   $       0.65    $       0.75
                                                       ============    ============    ============

Weighted average shares outstanding                       5,257,667       5,094,637       4,000,000


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      TST/IMPRESO, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          Common Stock        Additional
                                         $.0l Par Value         Paid-In                  Retained      Treasury
                                      Shares       Amount       Capital      Warrants    Earnings       Stock          Total
                                     ---------    --------    -----------    --------   -----------    --------    ------------
Balance, August 31, 1994             4,332,900    $ 43,329    $    34,671    $     --   $   689,495    $(45,000)   $    722,495
   Net income                               --          --             --          --     3,003,330          --       3,003,330
   Retirement of treasury stock       (332,900)     (3,329)       (34,671)         --        (7,000)     45,000              --
                                     ---------    --------    -----------    --------   -----------    --------    ------------
Balance, August 31, 1995             4,000,000      40,000             --          --     3,685,825          --       3,725,825
   Warrants                                 --          --             --         110            --          --             110
   Net income                               --          --             --          --     3,301,750          --       3,301,750
   Sale of stock                     1,247,730      12,477      5,937,896          --            --          --       5,950,373
                                     ---------    --------    -----------    --------   -----------    --------    ------------
Balance, August 31, 1996             5,247,730      52,477      5,937,896         110     6,987,575          --      12,978,058
   Net loss                                 --          --             --          --      (476,755)         --        (476,755)
   Stock options exercised
   (including tax benefit of
   $111,452)                            45,050         451        381,676          --            --          --         382,127
                                     ---------    --------    -----------    --------   -----------    --------    ------------
Balance, August 31, 1997             5,292,780    $ 52,928    $ 6,319,572    $    110   $ 6,510,820    $     --    $ 12,883,430
                                     =========    ========    ===========    ========   ===========    ========    ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended August 31,
                                                                        1997           1996           1995
                                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
        Net income (loss)                                           $  (476,755)   $ 3,301,750    $ 3,003,330
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
            Extraordinary gain                                               --       (453,807)      (821,548)
            Depreciation and amortization                               392,427        369,114        407,862
            Deferred income taxes                                      (178,248)        76,831        490,787
            (Increase) decrease in accounts receivable, net             770,243        642,611     (1,091,027)
            (Increase) decrease in inventories                       (1,546,218)       269,773     (1,999,011)
            (Increase) decrease in prepaid expenses and other           (51,485)       (34,701)        20,704
            Increase (decrease) in cash overdraft                            --             --       (389,350)
            Increase (decrease) in accounts payable                  (1,129,331)       547,533        772,204
            Increase (decrease) in accrued liabilities                   10,032        (85,659)       266,900
            Increase (decrease) in accrued bonuses                     (175,000)      (365,539)       540,539
            Increase (decrease) in accrued income taxes                     152        (98,775)       168,010
            Increase (decrease) in other current assets                 118,359       (228,833)            --
                                                                    -----------    -----------    -----------
              Net cash provided by (used in) operating activities    (2,265,824)     3,940,298      1,369,400
                                                                    -----------    -----------    -----------
Cash Flows From Investing Activities:
        Additions to property, plant and equipment                     (457,377)      (641,967)       (44,071)
        Sales of property, plant, and equipment, net                         --            189          4,456
        Change in investments, net                                     (728,463)      (250,000)            --
        Change in other noncurrent assets, net                               --       (224,766)      (389,352)
                                                                    -----------    -----------    -----------
              Net cash used in investing activities                  (1,185,840)    (1,116,544)      (428,967)
                                                                    -----------    -----------    -----------
Cash Flows From Financing Activities:
        Net borrowings (payments) on line of credit                   2,697,793     (3,704,692)       570,125
        Payments on prepetition debt                                   (100,047)    (2,710,533)    (1,366,259)
        Payments on post petition debt, net                             (18,878)       (82,697)       (82,461)
        Proceeds from exercise of stock options                         270,675             --             --
        Sale of common stock and warrants                                    --      5,950,482             --
                                                                    -----------    -----------    -----------
              Net cash provided by (used in) financing activities     2,849,543       (547,440)      (878,595)
                                                                    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (602,121)     2,276,314         61,838

Cash and cash equivalents, beginning of year                          2,368,395         92,081         30,243
                                                                    -----------    -----------    -----------
Cash and cash equivalents, end of year                              $ 1,766,274    $ 2,368,395    $    92,081
                                                                    -----------    -----------    -----------


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

    Use of Estimates and Concentration of Credit

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

The Company sells its paper products to dealers and other resellers of paper products for commercial and home use. The Company reviews all existing customers' financial condition periodically and for average days outstanding in accounts receivable. Receivables are generally due 30 days from sale. There have been no unusual credit losses relating to customers. No customer accounted for 10% or more of net sales for the years ended August 31, 1997 and 1995. One customer accounted for approximately 22% of net sales for the year ended August 31,1996.

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Investments

At August 31, 1996, the Company's investments included an investment in debt securities with a maturity date of August 15, 2006. In accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the securities were classified as short-term due to the securities' liquidity and the Company's intent to not hold the securities until maturity. At August 31, 1996, the historical cost approximated fair market value. The securities were sold during the fiscal year ended August 31, 1997, and the related gain has been included in other income in the accompanying consolidated statement of operations.

At August 31, 1997, the Company's investments consisted of common stock of an unrelated publicly traded company. Historical cost approximates fair value at August 31, 1997. In accordance with SFAS No. 115, the investment is classified as a trading security.

    Inventories

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

    Property, Plant and Equipment

Property, plant and equipment are stated at acquisition or construction cost. Expenditures for maintenance, repairs, and improvements which do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation and amortization are computed on the straight-line basis using the estimated useful lives of the respective assets, which range from 3 to 30 years.

    Revenue Recognition

Sales are generally recorded when products are shipped to customers.

                               TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Cash Flow Information

Cash paid for interest during the fiscal years 1997, 1996, and 1995, was $275,057, $377,528, and $1,019,972, respectively. See note 3 for discussion of noncash amounts related to extraordinary items. Cash paid for income taxes during the fiscal years 1997, 1996, and 1995 was $101,238, $1,813,263 and
$230,000, respectively.

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

      Cash and investments-

           The carrying amount approximates fair value.

      Long-term debt-

           Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt at August 31, 1997 is approximately $3,734,000. The fair market value of the Company's debt is less than what the Company will pay. This is the result of the Company obtaining favorable interest rates on its prepetition debt.

    Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. EXTRAORDINARY ITEMS:

During the year ended August 31, 1995, the Company recorded a noncash extraordinary gain totaling $523,326, net of related income tax expense of $298,222. The extraordinary gain resulted primarily from the Company's early extinguishment of two notes payable to a financial institution and the early settlement of claims to certain prepetition creditors.

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


4. INVENTORIES:

  Inventories consisted of the following:


                                                      AUGUST 31,
                                                      ----------
                                                 1997             1996
                                                 ----             ----
             Finished goods                   $3,915,325       $3,642,869
             Raw materials                     3,493,589        2,296,347
             Supplies                            455,738          351,909
             Work-in-process                      25,297           52,606
                                              ----------       ----------
             Total                            $7,889,949       $6,343,731
                                              ==========       ==========



5. PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment is comprised of the following:

                                                            AUGUST 31,
                                                            ----------
                                                     1997                1996
                                                     ----                ----
          Computer forms manufacturing
            plants and equipment                  $11,335,852         $10,933,388
          Furniture, fixtures, and other            1,587,390           1,532,477
                                                  -----------         -----------
                                                   12,923,242          12,465,865
          Less-Accumulated depreciation            (8,765,160)         (8,372,733)
                                                  -----------         -----------
          Net property, plant and equipment       $ 4,158,082         $ 4,093,132
                                                  ===========         ===========

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

                                                                                      AUGUST 31,
                                                                                      ----------
                                                                                1997              1996
                                                                                ----              ----
            Note payable to a commercial financial corporation
            under revolving credit line maturing May 1998,
            secured by inventories, trade accounts receivable,
            equipment, and a personal guarantee by the trustee
            of a trust which is a majority shareholder, interest
            payable monthly at prime plus 1.0% (9.50% at
            August 31, 1997).                                                  $2,836,184           $138,391

            Notes payable to commercial financial
            corporations, secured, payable in monthly
            installments, interest rates ranging
            from 1.30% to prime plus 1.0%.                                         21,200             40,078

            Prepetition-

            Prepetition  taxes payable                                             51,444             77,165

            Note payable to a bank, secured by property,
            payable in monthly installments of $4,815
            (including interest at 6%) through May 2000,
            at which time the remaining balance becomes
            due and payable.                                                      590,011            611,926

            Other notes payable, secured by a personal
            guarantee by the trustee of a trust which is
            a majority shareholder, and certain property,
            plant, and equipment, maturity dates to 2023,
            interest rates ranging from 4% to 10.5%.                              447,675            500,086
                                                                               ----------         ----------
                      Total                                                     3,946,514          1,367,646

            Less-Current maturities                                            (2,939,476)          (275,857)
                                                                               ----------         ----------
            Long-term debt                                                     $1,007,038         $1,091,789
                                                                               ==========         ==========

Prepetition amounts listed above represent the renegotiated amounts and terms under the plan of reorganization.

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The revolving credit line is limited to the lesser of $5,000,000 or a percentage of eligible trade accounts receivable and inventories, as defined. The availability of the revolving credit line was $2,164,000 as of August 31, 1997 and $4,862,000 as of August 31, 1996. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of August 31, 1997 and 1996, the Company was in compliance with all covenants.

For purposes of the following future maturities schedule, the line of credit is shown below as a current maturity as borrowings are limited to accounts receivable and inventories.

Future maturities of long-term debt and line of credit at August 31, 1997, are as follows:


                1998                            $2,939,476
                1999                                80,638
                2000                                40,824
                2001                                41,993
                2002                                39,404
                Thereafter                         804,179
                                                ----------
                                                $3,946,514
                                                ==========


7. LEASE AGREEMENTS:

The Company is obligated under various operating leases for equipment and a building, which expire at various dates through 2003. Future annual minimum lease payments as of August 31, 1997, are as follows:


                 1998                           $  182,565
                 1999                              170,821
                 2000                              164,560
                 2001                              159,000
                 2002                              159,000
                 Thereafter                        371,000
                                                ----------
                                                $1,206,946
                                                ==========


8. COMMITMENTS AND CONTINGENCIES:

    Legal-

       In the opinion of management, the Company has no pending legal proceedings which could

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       have a material adverse effect on the results of operations or financial position of the Company.

    Significant Contract-

       In April 1997, the Company entered into a non-exclusive agreement with International Business Machines ("IBM") to manufacture and to distribute certain required volumes of products carrying the IBM logo. The Company will be required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the contract. The contract may be canceled by either party upon 120 days written notice.



9. INCOME TAXES:

The Company utilizes the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes.

Significant components of deferred income taxes at August 31, 1997 and 1996, were as follows:

                                                                          August 31,
                                                                          ----------
                                                                   1997                 1996
                                                                   ----                 ----
      Deferred income tax assets-current:
        Allowance for doubtful accounts receivable              $   44,200          $   55,635
        Net operating loss                                         320,202                 ---
                                                                ----------          ----------
      Subtotal                                                     364,402              55,635

      Deferred income tax liability-long term:
        Tax over book depreciation and amortization               (642,320)           (623,253)
                                                                ----------          ----------
      Net deferred income tax assets                            $ (277,918)         $ (567,618)
                                                                ==========          ==========

Substantially all of the net operating loss generated during fiscal year 1997 may be carried back to the 1996 tax reporting year. Therefore, no valuation allowance has been provided against the Company's deferred income tax assets.

The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 1997, 1996, and 1995 as follows (amounts include effects of extraordinary gain):

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                            1995            1996               1997
                                                            ----            ----               ----
       Federal income taxes at statutory rate           $(164,689)      $1,703,901        $1,324,795
       State  taxes,  net   of  federal  income  tax      112,613           64,363            58,512
       Tax effect of nondeductible items                   32,933           12,870            11,164
       Utilization of NOL carryforwards                       ---              ---          (995,638)

       AMT credit utilized                                    ---         (259,545)              ---

       Change in valuation allowance                          ---              ---           482,857
       Other                                               11,520          188,134            11,436
                                                        ---------       ----------        ----------
       Income tax expense (benefit)                     $  (7,623)      $1,709,723        $  893,126
                                                        =========       ==========        ==========



10. RELATED PARTY TRANSACTIONS:

The Sorokwasz Irrevocable Trust, whose trustee is the president of the Company, and the senior vice president of the Company own 44.09% and 15.74%, respectively, of the outstanding common stock as of August 31, 1997.


11. STOCK OPTIONS:

The Company sponsors a stock option plan (the "Plan") for certain employees and directors. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally become exercisable ratably at various dates through 2000 at an exercise price of not less than the fair market value at the grant date. The options generally expire 10 years after date of grant.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic method value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures for fiscal years beginning after December 15, 1995, of net income and earnings per share as if the fair value method had been applied.

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1997 and 1996 would have been a reduction in the Company's net income of approximately $155,000 and $130,000, and a reduction in earnings per share of approximately $.03 and $.03, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: expected volatility of 48%; risk-free interest rate of 6.57%; expected lives of five years; and no expected dividends.

Stock options outstanding at August 31, 1997, had a range in exercise prices of $5.375 to $12.75 and an average remaining contractual life of 8.2 years. The fair value of options granted during the years ended August 31, 1997 and 1996, calculated using the Black-Scholes option-pricing model, was approximately $96,000 ($3.87 per share) and $795,000 ($2.97 per share), respectively.

The following table summarizes stock option activity under the Plan:

                                                                                                     Weighted
                                                                                   Available for      Average
                                                    Reserved         Granted         for Grant         Price
                                                    --------         -------       -------------     --------
        August 31, 1994                               ---                ---                0           N/A
        Increase in shares reserved for options       ---                ---          400,000           N/A
                                                    --------         -------         --------
        August 31, 1995                               ---                ---          400,000           N/A
        Granted                                       ---            295,800         (295,800)         $6.01
        Canceled                                      ---             (3,600)           3,600          $6.00
                                                    --------         -------         --------
        August 31, 1996                               ---            292,200          107,800          $6.01
        Exercised                                     ---            (45,050)             ---          $6.01
        Canceled                                      ---             (1,800)           1,800          $6.00
        Granted                                       ---             27,500          (27,500)         $7.69
                                                    --------         -------         --------
        August 31, 1997                               ---            272,850           82,100          $6.17
                                                    ========         =======         ========

                              TST/IMPRESO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



At August 31, 1997, the outstanding options of 272,850 shares have exercise prices ranging from $5.375 to $12.75 (fair market value on dates of grant). Exercisable options total 103,900 shares and are exercisable at a weighted average exercise price of $5.98.

In connection with the Company's initial public offering, the Company issued warrants to its underwriters for $.001 per warrant to purchase an aggregate of 110,000 shares of common stock. The warrants became exercisable on October 5, 1996, for four years at an exercise price of $7.20 per share. The Company also issued warrants to two consultants. One warrant for 10,000 shares of common stock is exercisable for a period of five years from December 1, 1995, at an exercise price of $7.20 per share. The other warrant, also for 10,000 shares of common stock, became exercisable October 5, 1996, for a period of four years at an exercise price of $6.60 per share.


13.  EARNINGS PER SHARE

The FASB has issued SFAS No. 128, "Earnings per Share," which will require the Company to change its method of calculating earnings per share ("EPS"). SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS, which has not changed significantly from the current calculation of fully diluted EPS, includes the options, warrants and other potentially dilutive securities that are excluded from basic EPS. In accordance with the provision of SFAS No. 128, the Company will adopt this new standard beginning in fiscal year 1998.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                          Page
                                                          ----
Report of Independent Public Accountants                   S-2

Schedule II-Valuation and Qualifying Accounts              S-3




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of TST/Impreso, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 2, 1997.

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





                                        ARTHUR ANDERSEN LLP

Dallas, Texas
October 2, 1997

                                                                     SCHEDULE II

                      TST/IMPRESO, INC. AND SUBSIDIARIES(a)

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

                                                                      Additions
                                              Balance at    Additions  Charged                     Balance at
                                              Beginning     Charged    to other                      End of
                                              of Period     to Income  Accounts   Deductions         Period
                                              ---------     ---------  --------   ----------        ---------
August 31, 1997:
   Allowance for doubtful accounts            $ 163,633            --      --     $ (33,633)(b)     $ 130,000

                                              ---------     ---------  ------     ---------         ---------

         Total reserves and allowances          163,633            --      --       (33,633)          130,000
                                              =========     =========  ======     =========         =========

August 31, 1996:
   Allowance for doubtful accounts            $ 200,000            --      --     $ (36,367)(b)     $ 163,633

                                              ---------     ---------  ------     ---------         ---------

         Total reserves and allowances        $ 200,000            --      --     $ (36,367)        $ 163,633
                                              =========     =========  ======     =========         =========

August 31, 1995:
Allowance for doubtful accounts               $ 200,000     $  37,445      --     $ (37,445)(b)     $ 200,000
Deferred income tax valuation allowance         482,857            --      --      (482,857)(c)            --
                                              ---------     ---------  ------     ---------         ---------


         Total  reserves  and  allowances     $ 682,857     $  37,445      --     $(520,302)        $ 200,000
                                              =========     =========  ======     =========         =========


(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b)  Write-off of uncollectible receivables.

(c)  All deductions were offset by a decrease in deferred income tax assets.

                              INDEX TO EXHIBITS



 EXHIBIT NO.              DESCRIPTION OF EXHIBITS
 ----------               -----------------------
     3(a)     Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1
              No. 33-93814)

     3(b)     By-laws of the Company (incorporated by reference to Exhibit 3.2 to Statement on Form S-1 No. 33-93814)

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

     10(c)+ IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997, between the Company and International Business
              Machines Corporation (incorporated by reference to Exhibit 10-Q/A dated May 31, 1997)

     21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 No. 33-93814)

     27       Financial data schedule





+ Confidential Treatment granted for portions of this Exhibit