Form 10-Q
period 1997-11-30
TST/IMPRESO INC
filed 1998-01-14
CIK 947219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1997

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

              Yes   X                                   No ___
                   ---

Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.


      Class of Common Stock           Shares outstanding at January13, 1998
    ------------------------         ----------------------------------------
         $0.01 Par Value                           5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                NOVEMBER 30, 1997

                                      INDEX


PART 1.  FINANCIAL INFORMATION                                      PAGE NUMBER

Item 1.  Consolidated Financial Statements:

         Interim Consolidated Balance Sheets as of November,
         30, 1997, (Unaudited) and August 31, 1997                    1

         Interim Consolidated Statements of Operations for the
         Three Months Ended November 30, 1997, and 1996
         (Unaudited)                                                  3

         Interim Consolidated Statements of Cash Flows for the
         Three Months Ended November 30, 1997, and 1996
         (Unaudited)                                                  4

         Notes to Interim Consolidated Financial Statements           5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                           12


PART ONE: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)


                                                                          November 30,          August 31,
                                                                             1997                  1997
                                                                     ---------------------------------------
Current assets:
     Cash and cash equivalents                                              $112,948           $1,766,274
     Trade accounts receivable, net of allowance for
        doubtful accounts of $130,000 at November 30,1997
        and at August 31, 1997                                             3,723,710            2,120,168
     Investments in marketable securities                                        ---              978,463
     Inventories                                                           8,737,149            7,889,949
     Prepaid expenses and other                                              425,934              516,971
     Deferred income tax assets                                              468,182              364,402
                                                                    -----------------   ------------------

                   Total current assets                                   13,467,923           13,636,227
                                                                    -----------------   ------------------

Property, plant and equipment, at cost                                    13,080,881           12,923,242
      Less-accumulated depreciation                                       (8,858,705)          (8,765,160)
                                                                    -----------------   ------------------

                   Net property, plant and equipment                       4,222,176            4,158,082
                                                                    -----------------   ------------------

Other assets:
      Deposits and other                                                     423,345              426,637
      Investments                                                              4,954                4,954
                                                                    -----------------   ------------------

                   Total assets                                          $18,118,398          $18,225,900
                                                                    =================   ==================


   The accompanying notes are an integral part of these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                         November 30,          August 31,
                                                                                            1997                  1997
                                                                                    ---------------------------------------

Current liabilities:
     Accounts payable                                                                      $1,663,098             $434,331
     Accrued liabilities                                                                      322,496              249,918
     Accrued income taxes                                                                      55,698               69,387
     Current maturities of long-term debt                                                       5,408                5,383
     Line of credit                                                                         1,626,410            2,836,184
     Prepetition liabilities:
        Current maturities of prepetition taxes payable                                        25,722               25,722
        Current maturities of long-term debt                                                   69,651               72,187
                                                                                    ------------------   ------------------

                            Total current liabilities                                       3,768,483            3,693,112
                                                                                    ------------------   ------------------

     Deferred income tax liability                                                            658,839              642,320
     Long-term portion of prepetition debt, net of current maturities                         975,441              991,221
     Long-term debt, net of current maturities                                                 14,456               15,817
                                                                                    ------------------   ------------------

                            Total liabilities                                               5,417,219            5,342,470
                                                                                    ------------------   ------------------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares
      issued and outstanding at November 30, 1997 and August 31, 1997                          ---                  ---
   Common Stock, $.01 par value; 15,000,000 shares authorized;
      5,292,780 shares issued and outstanding at November 30, 1997
      and August 31, 1997                                                                      52,928               52,928
   Warrants                                                                                       110                  110
   Additional paid-in capital                                                               6,319,572            6,319,572
   Retained earnings                                                                        6,328,569            6,510,820
                                                                                    ------------------   ------------------

                            Total stockholders' equity                                     12,701,179           12,883,430
                                                                                    ------------------   ------------------

                            Total liabilities and stockholders' equity                    $18,118,398          $18,225,900
                                                                                    ==================   ==================




   The accompanying notes are an integral part of these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                   November 30,

                                                                                              1997                 1996
                                                                                    ---------------------------------------

Net sales                                                                                  $7,792,006           $8,805,570
Cost of sales                                                                               6,702,763            7,562,837

                                                                                    ------------------   ------------------
                            Gross Profit                                                    1,089,243            1,242,733
                                                                                    ------------------   ------------------

Other costs and expenses:
     Selling, general and administrative                                                    1,271,762            1,088,398
     Interest expense                                                                         112,799               51,778
     Other income, net                                                                        (30,806)             (22,083)
                                                                                    ------------------   ------------------

                            Total other costs and expenses                                  1,353,755            1,118,093
                                                                                    ------------------   ------------------

Income (loss) before income tax expense                                                      (264,512)             124,640

Income tax expense (benefit):
     Current                                                                                    5,000               42,700
     Deferred                                                                                 (87,261)               2,571
                                                                                    ------------------   ------------------

                            Net income (loss)                                               $(182,251)             $79,369
                                                                                    ==================   ==================

Net income (loss) per common share (primary and fully diluted)                                 $(0.03)               $0.02
                                                                                    ==================   ==================


Weighted average shares outstanding                                                         5,292,780            5,247,730
                                                                                    ==================   ==================


 The accompanying notes are an integral part of these consolidated statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                    November 30,

                                                                                              1997                 1996
                                                                                    ---------------------------------------

Cash Flows From Operating Activities
     Net Income (loss)                                                                      $(182,251)             $79,369
     Adjustments to reconcile net income (loss) to net cash
        flow provided by operating activities-
               Depreciation and amortization                                                   93,545              105,188
               Increase (decrease) in deferred income taxes                                   (87,261)               2,571
               (Increase) decrease in accounts receivable, net                             (1,603,542)             146,280
               Increase in inventory                                                         (847,200)             (83,176)
               Decrease in prepaid expenses                                                    91,037               27,407
               Increase (decrease) in accounts payable                                      1,228,767             (285,879)
               Increase (decrease) in accrued liabilities                                      72,578             (114,316)
               Decrease in accrued bonuses                                                        ---             (114,000)
               Decrease in accrued income taxes                                               (13,689)             (41,814)
                                                                                    ------------------   ------------------

                        Net cash used in operating activities                              (1,248,016)            (278,370)
                                                                                    ------------------   ------------------

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                                              (157,639)            (291,580)
     Change in investments, net                                                               978,463                  ---
     Change in other noncurrent assets, net                                                     3,292              (64,301)
                                                                                    ------------------   ------------------

                         Net cash provided by (used in) investing activities                  824,116             (355,881)
                                                                                    ------------------   ------------------

Cash Flows From Financing Activities:
     Net borrowing (payments) on line of credit                                            (1,209,774)             707,040
     Payments on prepetition debt                                                             (18,316)             (17,985)
     Payments on long term debt, net                                                           (1,336)             (20,729)
                                                                                    ------------------   ------------------

                         Net cash used in (provided by) in financing activities            (1,229,426)             668,326
                                                                                    ------------------   ------------------

Net (decrease) increase in cash and cash equivalents                                       (1,653,326)              34,075

Cash and cash equivalents, beginning of period                                              1,766,274            2,368,395
                                                                                    ------------------   ------------------

Cash and cash equivalents, end of period                                                     $112,948           $2,402,470
                                                                                    ==================   ==================



 The accompanying notes are an integral part of these consolidated statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND NATURE OF BUSINESS

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms for use in computer printers; facsimile paper for use in thermal facsimile machines, and cut sheet paper for use in copying machines, laser printers, and ink jet printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as "the Company").

2.   INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 1997 , and its results of operations for the three months ended November 30, 1997 and 1996. Results of the Company's operations for the interim period ended November 30, 1997, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The interim Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K") for the fiscal year ended August 31, 1997, ("Fiscal 1997") File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.   INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

Inventory consisted of the following:


                                                                 November 30,        August 31,
                                                                    1997                1997
                                                                    ----                ----

                    Finished Goods                                $4,228,689         $3,915,325
                    Raw Materials                                  3,906,170          3,493,589
                    Supplies                                         570,093            455,738
                    Work-in-process                                   32,197             25,297
                                                         --------------------  -----------------

                                 Total Inventories                $8,737,149         $7,889,949
                                                         ====================  =================

4.   DEBT

Debt as of November 30, 1997, and August 31, 1997, is as follows:

                                                                                      November 30,   August 31,
                                                                                          1997          1997
                                                                                          ----          ----


   Post-petition-

   Note payable to a commercial financial corporation under revolving credit line maturing May 1998, secured by inventory, trade accounts receivable, equipment, and a personal guarantee by the trustee of a trust which is a majority shareholder, interest payable monthly at
   prime plus 1.00% (9.50% at November 30, 1997, and August 31,1997)                  $1,626,410       $2,836,184

   Note payable to commercial financial corporations, secured, payable in monthly installments, interest rates ranging from 1.30% to prime
   plus 1.0%.                                                                             19,864           21,200

   Prepetition-

   Prepetition taxes payable                                                              51,444           51,444

   Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2000,
   at which time the remaining balance becomes due and payable.                          584,801          590,011

   Other notes payable, secured by a personal guarantee by the trustee of a trust which is a majority shareholder, and certain property, plant, and equipment, maturity dates ranging from 1998 to 2023, interest
   rates ranging from 4% to 10.5%.                                                       434,569          447,675

   Total                                                                               2,717,088        3,946,514
                                                                                      ----------       -----------

   Less-Current maturities                                                            (1,727,191)      (2,939,476)
                                                                                     -----------       -----------

   Long term debt                                                                       $989,897       $1,007,038
                                                                                      ==========      ===========

In February 1998, the Company intends to solicit bids from its current and other financial institutions in order to negotiate the most favorable terms on its revolving credit facility. Management believes it will be able to secure such financing on terms at least as favorable as its existing revolving line of credit.

5.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                 Three Months Ended
                                                    November 30,
                                                 1997            1996
                                                 ----            ----
Cash paid during the period for:
          Interest                             $112,799        $51,778
          Income taxes                          $18,764         $8,000

6.   EARNINGS PER COMMON SHARE

The FASB has issued SFAS No. 128, "Earnings per Share," which will require the Company to change its method of calculating earnings per share ("EPS"). SFAS No.128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS, which has not changed significantly from the current calculation of fully diluted EPS, includes the options, warrants and other potentially dilutive securities that are excluded from basic EPS. In accordance with the provision of SFAS No. 128, the Company will adopt this new standard for its reporting periods subsequent to December 15, 1997.

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

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDING NOVEMBER 30, 1997, AND
1996.

Net Sales---Net sales for the three months ended November 30, 1997, decreased $1.0 million, or 11.5%, to $7.8 million as compared to $8.8 million in the corresponding period of the prior year as a result of increased competition in the market for suppliers of continuous forms while the industry reacts to the changing business consumable requirements of new technology. In addition, depressed market conditions have resulted in decreased selling prices and reduced sales volume of some of the Company's products. Management believes that the decline in net sales may reverse significantly as the Company begins manufacturing and distributing the new brands and types of products the Company intends to manufacture in Fiscal 1998. However, there can be no assurance sales will increase, or if increased, such sales will result in significant impact on the Company's profitability.

Gross Profit---Gross profit for the three months ended November 30, 1997, decreased $154,000, or 12.4%, to $1.1 million, as compared to $1.2 million in the corresponding period of the prior year. The decreased gross profit was primarily the result of an increase of manufacturing expenses as a percentage of net sales as the Company shifts its manufacturing activities from producing continuous forms to the manufacture of batch cut sheet products, in addition to increased costs associated with the introduction of new brands. The

Company's gross profit margin was 14.0% for the three month period ended November 30, 1997, as compared to 14.1% for the corresponding period of the prior year. Management believes gross profit margins will increase in the year ending August 31, 1998 ("Fiscal 1998"), as the Company's sales shift from lower margin continuous forms and uncoated cut sheet paper products to higher margin technical imaging products. However, there can be no assurance gross profit margins will increase, or if increased, such sales of higher margin products will result in a significant impact on the Company's profitability.

Selling, General, and Administrative Expenses- SG&A expenses for the three months ended November 30, 1997, were $1.3 million, or 16.3% of net sales, as compared to $1.1 million, or 12.4% of net sales, for the corresponding period of the prior year because fixed costs were spread over a lower sales base. SG&A expenses slightly increased as a dollar amount during this period, as compared to the corresponding period of the prior year, due to expansion of Company operations and costs associated with implementing the sale of new brands and types of products.

Interest Expense---Interest expense increased by $61,000, or approximately 118.0%, to $113,000 for the three months ended November 30, 1997, from $52,000 for the corresponding period of the prior year. The increase was primarily attributable to the Company increasing its borrowings under its revolving line of credit.

Income (Loss) Before Taxes---Income (loss) before taxes for the three months ended November 30, 1997, was $(265,000) as compared to $125,000 for the corresponding period of the prior year, a decrease of $389,000, or 312.2%. This decrease was attributable to the factors previously discussed.

Income Taxes---The Company recognized an income tax benefit for the three months ended November 30, 1997 of $(82,261), as compared to $45,300 for the corresponding period of the prior year. The benefit recorded resulted primarily from losses incurred by the Company for the three months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.2 million for the three months ended November 30, 1997, as compared with $278,000 for the corresponding period of the prior year. The increase in the Company's net cash used in operations related substantially to a loss for the period ended November 30, 1997, as compared to a profit from the corresponding period of the prior year. In addition, net cash used in operations was impacted by increases in inventory as the Company expanded its inventory to manufacture the new brands and types of products the Company began producing in Fiscal 1998; as well as accounts receivable which reflected increased sales in the three months ended November 30, 1997, as compared to the three months ended August 31, 1997.

Net cash provided by investing activities was $824,000 for the three months ended November 30, 1997, as compared with $356,000 used in investing activities for the corresponding period of the prior year. The increase in the Company's net cash provided by investing activities primarily related to the sale of the Company's investment in the common stock of an unrelated publicly traded company which had been held for investment purposes.

Net cash used in financing activities was $1.2 million for the three months ended November 30, 1997, compared with $668,000 used in financing activities for the corresponding period of the prior year. Net cash used in financing activities increased primarily due to the pay down of the Company's line of credit.

Working capital decreased to $9.7 million at November 30, 1997, from $9.9 million at August 31, 1997, a decrease of 2.0%, primarily attributable to a decrease in cash and cash equivalents.

In May 1996, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Mr. Sorokwasz, Chairman of the Board, President of the Company, and trustee of a trust which is the single largest shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1% (9.50% at November 30, 1997), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 1997, there was a $3.4 million borrowing capacity remaining under the $5 million revolving line of credit.

The revolving credit line, which matured in May 1997, has been automatically renewed under identical terms until May 1998. In February 1998, the Company intends to solicit bids from its current and other financial institutions in order to negotiate the most favorable terms on its revolving credit facility. Prior borrowings by the Company have been personally guaranteed by the Company's President, Marshall Sorokwasz. There can be no assurance that, if required, Mr. Sorokwasz would personally guarantee any renewals with the current lender or other financial institutions.

The Company believes that the funds available under the revolving credit line facility, assuming it is renewed or replaced, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company in Fiscal 1998, may require the Company to obtain additional capital to pursue an acquisition or for the addition of new manufacturing facilities. If that should occur, the funds required for the potential acquisition or new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

NEW PRODUCTS

In January 1998, the Company expects delivery of a state-of-the-art sheeting and packaging system it designed with the manufacturer to batch sheet and package products with special surfaces including transparency film, glossy papers such as digital photo paper, and T-shirt transfers. These products require machines that do not scratch or mar the surface of the product during the conversion and packaging process. During the fourth quarter of Fiscal 1997, and the first quarter of Fiscal 1998, the Company has been constructing a special clean room at the Texas facility to house the special surface cut sheet manufacturing operation.

INVENTORY MANAGEMENT

The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service its customers. As a result of the Company manufacturing and distributing new brands and types of products, its raw material and finished goods inventory requirements have increased, therefore the Company has substantially increased its inventory levels.

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

MARKET CONDITIONS

During the Company's second and third quarters in Fiscal 1997, demand for the products manufactured by the Company declined at a rapid pace. As a result, the Company had to lower its selling prices on products to customers which resulted in decreased gross profit and net income for Fiscal 1997, as compared to the year ended August 31,1996. At the end of the third quarter in Fiscal 1997, prices for those products stabilized and remained stable throughout the fourth quarter and into the first quarter of Fiscal 1998. Management believes that product selling prices will remain constant in the first and second quarters of calendar 1998, however, there can be no assurance that the Company will be profitable.

SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline in summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations.

INFLATION

Inflation is not expected to have a significant impact on the Company's business.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations, and other sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to renew or replace its revolving credit facility, its ability to continue to maintain sales to justify capital expenses, and its ability to generate additional sales to meet business expansion and future market conditions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, and price fluctuations which could adversely impact the large inventory required in the Company's business. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

PART II:           OTHER INFORMATION

ITEM 6:            Exhibits and Reports on Form 8-K

EXHIBIT NO.        DESCRIPTION OF EXHIBITS
-----------        -----------------------

a)     3(a)        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form
                   S-1 No. 33-93814)
       3(b)        By-laws of the Company (incorporated by reference to Exhibit
                   3.2 to Registration Statement on Form S-1 No. 33-93814)
       4           Form of  Underwriters'  Warrant  (incorporated  by reference to Exhibit 4.1 to Registration Statement on Form S-1 No.
                   33-93814)
       10(a)       1995 Stock Option Plan (incorporated by reference to Exhibit
                   10.1 to Registration Statement on Form S-1 No. 33-93814)
       10(b)       Employment Agreement dated September 28,1995, between the
                   Company and Marshall Sorokwasz (incorporated by reference to
                   Exhibit 10.2 to Registration Statement on Form S-1 No.
                   33-93814)
       10(c)+      IBM  Brand  Paper  Trademark  Licensing  Agreement,
                   effective  as of  April  30,  1997, between the Company and
                   International  Business Machines  Corporation (incorporated by reference to Exhibit 10-Q/A, dated May 31, 1997)
       21          Subsidiaries of the Registrant (incorporated by reference to
                   Exhibit 21.1 to Registration Statement on Form S-1 No.
                   33-93814)
       27          Financial data schedule

b) No reports on Form 8-K were filed during the quarter ended November 30, 1997.

+ Confidential Treatment granted for portions of this Exhibit

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: January 14, 1997

                                                  TST/ Impreso, Inc.
                                                   (Registrant)


                                                  /s/Marshall Sorokwasz
                                                  ------------------------------
                                                  Marshall Sorokwasz
                                                  Chairman of the Board, Chief
                                                  Executive Officer, President
                                                  And Director


                                                  /s/Susan Atkins
                                                  ------------------------------
                                                  Susan Atkins
                                                  Chief Financial Officer and
                                                  Vice President

                              INDEX TO EXHIBITS


EXHIBIT NO.        DESCRIPTION OF EXHIBITS
-----------        -----------------------
       3(a)        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form
                   S-1 No. 33-93814)
       3(b)        By-laws of the Company (incorporated by reference to Exhibit
                   3.2 to Registration Statement on Form S-1 No. 33-93814)
       4           Form of  Underwriters'  Warrant  (incorporated  by reference to Exhibit 4.1 to Registration Statement on Form S-1 No.
                   33-93814)
       10(a)       1995 Stock Option Plan (incorporated by reference to Exhibit
                   10.1 to Registration Statement on Form S-1 No. 33-93814)
       10(b)       Employment Agreement dated September 28,1995, between the
                   Company and Marshall Sorokwasz (incorporated by reference to
                   Exhibit 10.2 to Registration Statement on Form S-1 No.
                   33-93814)
       10(c)+      IBM  Brand  Paper  Trademark  Licensing  Agreement,
                   effective  as of  April  30,  1997, between the Company and
                   International  Business Machines  Corporation (incorporated by reference to Exhibit 10-Q/A, dated May 31, 1997)
       21          Subsidiaries of the Registrant (incorporated by reference to
                   Exhibit 21.1 to Registration Statement on Form S-1 No.
                   33-93814)
       27          Financial data schedule



+ Confidential Treatment granted for portions of this Exhibit