Form 10-Q
period 1998-02-28
TST/IMPRESO INC
filed 1998-04-14
CIK 947219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

FOR THE PERIOD ENDED FEBRUARY 28, 1998

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

       Yes  X                                              No
           ---                                                ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.


 Class of Common Stock                Shares outstanding at April 10, 1998
 ---------------------                ------------------------------------
   $ .01 Par Value                                5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                FEBRUARY 28, 1998

                                      INDEX




PART I.          FINANCIAL INFORMATION                                                       PAGE NUMBER
                                                                                             -----------

Item 1.          Consolidated Financial Statements:

                 Interim Consolidated Balance Sheets as of February 28,
                 1998 (Unaudited) and August 31, 1997                                                1

                 Interim Consolidated Statements of Operations for the
                 Six Months Ended February 28, 1998, and 1997
                 (Unaudited)                                                                         3

                 Interim Consolidated Statements of Cash Flows for the
                 Six Months Ended February 28, 1998, and 1997
                 (Unaudited)                                                                         4

                 Notes to Interim Consolidated Financial Statements                                  5

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                 9



PART II.         OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K                                                   15



SIGNATURES                                                                                          16

PART 1:  FINANCIAL INFORMATION

ITEM 1:  Financial Statements


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)


                                                                                 February 28,         August 31,
                                                                                     1998                1997
                                                                                     ----                ----
Current assets:
       Cash and cash equivalents                                                       $26,767         $1,766,274
       Trade accounts receivable, net of allowance for doubtful
          accounts of $130,000 at February 28, 1998 and
          August 31, 1997                                                            4,344,791          2,120,168
       Investments in marketable securities                                                ---            978,463
       Inventories                                                                   9,082,410          7,889,949
       Prepaid expenses and other                                                      481,082            516,971
       Deferred income tax assets                                                      493,119            364,402
                                                                               ----------------    ---------------
                            Total current assets                                    14,428,169         13,636,227
                                                                               ----------------    ---------------

Property, plant and equipment, at cost                                              13,145,401         12,923,242
       Less-Accumulated depreciation                                                (8,909,559)        (8,765,160)
                                                                               ----------------    ---------------
                            Net property, plant and equipment                        4,235,842          4,158,082
                                                                               ----------------    ---------------
Other assets:
       Deposits and other                                                              667,063            426,637
       Investments                                                                       4,954              4,954
                                                                               ----------------    ---------------
                            Total assets                                           $19,336,028        $18,225,900
                                                                               ================    ===============




The accompanying notes are an integral part of these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                   (Unaudited)


                                                                                                  February 28,         August 31,
                                                                                                     1998                 1997
                                                                                                     ----                 ----
Current Liabilities:
       Accounts payable                                                                              $1,445,681           $434,331
       Accrued liabilities                                                                              473,102            249,918
       Accrued income taxes                                                                              69,206             69,387
       Current maturities of long-term debt                                                              17,901              5,383
       Line of credit                                                                                 3,538,784          2,836,184
       Prepetition liabilities:
          Current maturities of prepetition taxes payable                                                25,722             25,722
          Current maturities of long-term debt                                                           66,758             72,187
                                                                                                ----------------    ---------------
                            Total current liabilities                                                 5,637,154          3,693,112
                                                                                                ----------------    ---------------
       Deferred income tax liability                                                                    659,059            642,320
       Long-term portion of prepetition debt, net of current maturities                                 959,337            991,221
       Long-term debt, net of current maturities                                                         67,084             15,817
                                                                                                ----------------    ---------------
                            Total liabilities                                                         7,322,634          5,342,470
                                                                                                ----------------    ---------------

Commitments and contingencies

Stockholders' equity:
       Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at February 28, 1998 and
          August 31, 1997                                                                                    --                --
       Common Stock, $.01 par value; 15,000,000 shares authorized;
          5,292,780 shares issued and outstanding at February 28, 1998
          and August 31, 1997                                                                            52,928             52,928
       Warrants                                                                                             110                110
          Additional paid-in-capital                                                                  6,319,572          6,319,572
          Retained earnings                                                                           5,640,784          6,510,820
                                                                                                ----------------    ---------------
                            Total stockholders' equity                                               12,013,394         12,883,430
                                                                                                ----------------    ---------------
                            Total liabilities and stockholder's equity                              $19,336,028        $18,225,900
                                                                                                ================    ===============



The accompanying notes are an integral part of these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                  Three Months Ended                   Six Months Ended
                                                                     February 28,                        February 28,
                                                               1998               1997               1998                1997
                                                          ----------------------------------    -----------------------------------
Net Sales                                                     $9,484,374          $8,766,322        $17,276,380        $17,571,892
Cost of sales                                                  8,769,450           7,764,858         15,472,213         15,327,695
                                                          --------------     ---------------    ---------------     --------------

                 Gross profit                                    714,924           1,001,464          1,804,167          2,244,197

Other costs and expenses:
       Selling, general and administrative                     1,337,185           1,017,237          2,608,947          2,105,635
       Interest expense                                           90,939              47,224            203,738             99,002
       Other income, net                                         (14,280)            (68,401)           (45,086)           (90,484)
                                                          --------------     ---------------    ---------------     --------------

                 Total other costs and expenses                1,413,844             996,060          2,767,599          2,114,153

Income before income tax expense                                (698,920)              5,404           (963,432)           130,044

Income tax expense (benefit):
       Current                                                    13,583              (7,531)            18,583             35,169
       Deferred                                                  (24,717)             11,248           (111,978)            13,819
                                                          --------------     ---------------    ---------------     --------------

Net income (loss)                                              $(687,786)             $1,687          $(870,037)           $81,056
                                                          ==============     ===============    ===============     ==============

Net income (loss) per common share
  (basic and diluted)                                             $(0.13)             $ --               $(0.16)             $0.02
                                                          ==============     ===============    ===============     ==============




The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                         Six Months Ended
                                                                                                         ----------------
                                                                                                   February 28,        February 28,
                                                                                                      1998                1997
                                                                                                      ----                ----
Cash Flows From Operating Activities
       Net income (loss)                                                                              $(870,037)           $81,056
       Adjustments to reconcile net income to net cash flow provided by operating activities-
       Depreciation and amortization                                                                    144,400            211,873
       Increase (decrease) in deferred income taxes                                                    (111,978)            13,819
       Increase in accounts receivable, net                                                          (2,224,623)          (184,698)
       Increase in inventory                                                                         (1,192,461)        (1,939,784)
       Decrease in prepaid expenses and other                                                            35,889              9,706
       Increase in accounts payable                                                                   1,011,350            614,485
       Increase (decrease) in accrued liabilities                                                       223,184            (38,647)
       Decrease in accrued bonuses                                                                           --           (175,000)
       Decrease in accrued income tax                                                                      (181)           (55,556)
                                                                                                ----------------    ---------------
                 Net cash used in operating activities                                               (2,984,457)        (1,462,746)
                                                                                                ----------------    ---------------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                                                     (222,159)          (401,436)
       Sale of investments                                                                              978,463            250,000
       Change in other non current assets, net                                                         (240,426)           469,294
                                                                                                ----------------    ---------------
                 Net cash provided by investing activities                                              515,878            317,858
                                                                                                ----------------    ---------------

Cash Flows From Financing Activities:
       Net borrowing on line of credit                                                                  702,600          1,506,024
       Payments on prepetition debt                                                                     (37,313)           (36,270)
       Net borrowing (payments) on postpetition debt                                                     63,785            (34,867)
                                                                                                ----------------    ---------------
                 Net cash provided by financing activities                                              729,072          1,434,887
                                                                                                ----------------    ---------------

Net (decrease) increase in cash and cash equivalents                                                 (1,739,507)           289,999

Cash and cash equivalents, beginning of period                                                        1,766,274          2,368,395
                                                                                                ----------------    ---------------
Cash and cash equivalents, end of period                                                                $26,767         $2,658,394
                                                                                                ================    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)


1.       ORGANIZATION AND NATURE OF BUSINESS

         TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of hard copy imaging products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms, thermal facsimile paper, cut sheet products such as copy paper, ink jet paper, digital photo paper, and transparencies. TST/Impreso, Inc. has three wholly owned subsidiaries:
         Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as "the Company").


2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 28, 1998, and its results of operations for the three and six months ended February 28, 1998 and 1997. Results of the Company's operations for the interim period ended February 28, 1998, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

         The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K") for the fiscal year ended August 31, 1997 ("Fiscal 1997"), File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.


3.       INVENTORIES

         Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)



Inventory consisted of the following:

                              February 28,       August 31,
                              ------------       ----------
                                 1998               1997
                                 ----               ----
Finished goods                  $4,748,126        $3,915,325
Raw materials                    3,674,351         3,493,589
Supplies                           626,531           455,738
Work-in-process                     33,402            25,297
                              ------------       -----------
      Total inventories         $9,082,410        $7,889,949
                              ============       ===========



4.       DEBT

         Debt as of February 28, 1998, and August 31, 1997, is as follows:

                                                                                        February 28,      August 31,
                                                                                        ------------      ----------
                                                                                           1998             1997
                                                                                           ----             ----
         Note payable to a commercial financial corporation under revolving credit line maturing May 1998, secured by inventory, trade accounts receivable, equipment, and a personal guarantee by the trustee of a trust which is a majority shareholder, interest payable monthly at
         prime plus 1% (9.50% at February 28, 1998 and August 31, 1997).                $3,538,784       $2,836,184

         Notes payable to commercial financial corporations,
         secured, payable in monthly installments, interest
         rates ranging from 1.30% to prime plus 1.0%.                                       18,522           21,200

         Financing lease payable to a commercial financial
         corporation, payable in monthly installments, lease
         factor at 7.25%.                                                                   66,463              ---

         Prepetition-


                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)



           Prepetition taxes payable                                                      51,444           51,444

           Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2000,
           at which time the remaining balance becomes due and payable.                  579,468          590,011

           Other notes payable, secured by a personal guarantee by the trustee of a trust which is a majority shareholder, and certain property, plant, equipment, maturity dates ranging from 1998 to
           2023, and interest rates ranging from 4% to 10.5%.                            420,905          447,675
                                                                                    ------------    -------------
                               Total                                                   4,675,586        3,946,514

           Less-Current maturities                                                    (3,649,165)      (2,939,476)
                                                                                    ------------    -------------

           Long term debt                                                             $1,026,421       $1,007,038
                                                                                    ============    =============

         In March 1998, the Company negotiated an increase in its revolving credit facility from $5 million to $12 million with its current lender. The facility, which had an initial maturity in May 1998, was renewed and will now expire in May 1999. The renewed loan has more favorable terms including a reduced interest rate at prime plus 3/4 %.


5.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                Six Months Ended
                                                 February 28,
                                          -------------------------
                                             1998           1997
    Cash paid during the period for:
           Interest                       $ 203,738       $ 99,002
           Income taxes                       --              --


6.       EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) in Fiscal 1998. SFAS No. 128 requires the replacement of primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


material impact on the earnings per share calculation.


Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted EPS considers the effect of Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. For the three and six months periods ended February 28, 1998, the assumed exercise of outstanding in-the money stock options and conversion of warrants has an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at February 28, 1998.


                                                                    Per-Share                            Per-Share
                                          Income        Shares       Amount     Income      Shares        Amount
                                          ------        ------       ------     ------      ------        ------
                                          For the three months ended 2/28/98    For the six months ended 2/28/98
                                          ----------------------------------    ---------------------------------
BASIC AND DILUTED EARNINGS PER SHARE
Net loss attributable to                  $(687,786)   5,292,780     ($0.13)   $(870,037)   5,292,780    $(0.16)
common shareholders


                                                                    Per-Share                            Per-Share
                                          Income        Shares       Amount     Income      Shares        Amount
                                          ------        ------       ------     ------      ------        ------
                                          For the three months ended 2/28/98    For the six months ended 2/28/98
                                          ----------------------------------    ---------------------------------
BASIC EARNINGS PER SHARE
Net income (loss) attributable to common  $1,687       5,247,730     $0.00     $81,056      5,247,730    $0.02
shareholders

Effect of Dilutive Securities:

Options issued to Company Employees                       90,551                              59,356
and Members of the Board of Directors

Warrants Outstanding                                      28,329                              13,800
                                          ---------    ---------               -------      --------

DILUTED EARNINGS PER SHARE
Net income (loss) attributable to common  $1,687       5,366,610     $0.00     $81,056     5,320,886     $0.02
shareholders


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


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED FEBRUARY 28,1998 AND FEBRUARY 28,1997

Net Sales---Net sales for the three months ended February 28, 1998, ("Second Quarter") increased $719,000 million, or 8.2%, as compared to the corresponding period of the prior year. Net sales for the six months ended February 28, 1998, decreased $296,000, or 1.7% as compared to the corresponding period of the prior year. The increase in net sales for the Second Quarter resulted from the introduction and sales of the new brands and types of products the Company began manufacturing in the year ending August 31,1998 ("Fiscal 1998"). There can be no assurance, however, that this increase in sales will continue, or if continued such sales will have a significant impact on the Company's profitability. An additional contributing factor was a Second Quarter Company sponsored end user rebate program ("the Rebate Program"or "End User Rebate Program"). The Rebate Program was offered at large office product superstore retailers on Impreso labeled products. The decrease in net sales for the six months ended February 28, 1998, was primarily attributable to the Rebate Program, lower average selling prices for many of the Company's paper products and a shrinking market for suppliers of continuous forms resulting in decreased selling prices and reduced sales volume for those products. One single customer, Staples, Inc., represented 11% of the Company's revenues during the three months ended February 28, 1998, as compared to 11.5% for the corresponding period of the prior year. No other single existing or new customer represented a significant portion of the Company's revenues during this time. However, the loss of this customer or any of the Company's significant customers could have a material adverse effect on the Company's business.

Gross Profit---Gross profit for the three months ended February 28, 1998, decreased $287,000, or 28.6%, to $715,000, as compared to $1.0 million for the corresponding period of the prior year. Gross profit for the six months ended February 28, 1998, decreased $440,000, or 19.6%, as compared to the corresponding period of the prior year. The decreased gross profit was primarily the result of competitive pricing in the market and costs associated with the implementation of the manufacturing and sale of the new brands and types of products the Company has introduced and intends to introduce in Fiscal 1998. The Company's gross profit margin decreased to 7.5% for the three month period ended February 28, 1998, as compared to 11.4% of the corresponding period of the prior year due to an increase of manufacturing expenses as a percentage of net sales as the Company shifts its manufacturing activities from producing continuous forms to the manufacture of batch cut sheet products. As a result of decreased gross profit and net sales, the Company's gross profit margin decreased to 10.4% for the six months ended February 28, 1998, as compared to 12.8% of the corresponding period of the prior year.

Selling, General, and Administrative Expenses---SG&A expenses for the three months ended February 28, 1998, were $1.3 million, or 14.1% of net sales, as compared to $1.0 million, or 11.6% of net sales, for the corresponding period of the prior year. SG&A expenses for the six months ended February 28, 1998, were $2.6 million, or 15.1% of net sales, as compared to $2.1 million, or 12.0% of net sales for the corresponding period of the prior year. SG&A expenses for the three months ended February 28, 1998, increased as a percentage of net sales during this period primarily due to the End User Rebate Program. The rebates were $371,000, or 54%, of the net loss of $(688,000) for the period. SG&A expenses for the six months ended February 28, 1998, increased as a percentage of net sales as compared to the corresponding period of the prior year as a result of additional expenses, such as commissions and rebates associated with the End User Rebate Program.

Interest Expense---Interest expense for the three months ended February 28, 1998, was $ 91,000 as compared to $47,000, an increase of 92.6% from the corresponding period of the prior year. Interest expense for the six months ended February 28, 1998, was $204,000 as compared to $99,000, an increase of 105.8% from the corresponding period of the prior year. The increase in interest expense for the three and six month periods ended February 28, 1998, as compared to the corresponding periods of the prior year were primarily attributable to the Company increasing its outstanding borrowings under its revolving line of credit. The increased borrowings reflected the Company's increased inventory and accounts receivable as of February 28, 1998, as compared to August 31, 1997.

Income (loss) before taxes--- Income (loss) before taxes for the three months ended February 28, 1998, was $(699,000) as compared to $5,000 for the corresponding period of the prior year, a decrease of $704,000 or 130.3%. Income before taxes for the six months ended February 28, 1998, was $(963,000) as compared to $130,000 for the corresponding period of the prior year, a decrease of $1.1 million, or 840.8%. The decreases for the three months ended February 28, 1998, was primarily due to costs associated with the implementation of the manufacturing and sale of the new brands and types of products the Company has introduced and intends to introduce in Fiscal 1998. The decreases for the six months ended February 28, 1998, were primarily due to a lower sales volume, decreases in the selling prices of the Company's products and depressed market conditions.

Income Taxes---The Company recognized an income tax benefit for the three months ended February 28, 1998, of $11,000, as compared to a $4,000 provision for taxes in the corresponding period of the prior year. The Company recognized an income tax benefit of $94,000 for the six months ended February 28, 1998, as compared to a $49,000 provision for taxes in the corresponding period of the prior year. The benefits recorded resulted primarily from losses sustained by the Company for the three and six month periods ended February 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.0 million for the six months ended February 28, 1998, as compared with $1.5 million used in operating activities for the corresponding period of the prior year. The increase in the Company's net cash used in operations for the six months ended February 28, 1998, primarily related to increases in accounts receivable, increases in inventory and decreases in net income. Account receivables increased $2.2 million, or 105%, to $4.3 million at February 28, 1998, as compared to $2.1 million at August 31, 1998, primarily due to a large purchase by a major office superstore chain for a private label papers program initiated in the last month of the Second Quarter. The Company's inventories during the six months ended February 28, 1998, have increased approximately 15.1% from the fiscal year ended August 31, 1997. A majority of the increase in raw material inventory resulted from the purchase of speciality papers for conversion to cut sheets on the Company's sheeters. Gross sales of cut sheets for the six month period ended February 28, 1998, increased 141.3%, as compared to the corresponding period of the prior year. The largest increase of inventory was in finished goods. Finished goods represented 52.3% of inventory. The increase in finished goods inventory was primarily due to the increased number of brands and types of products the Company distributes and the stocking of distribution points of these new products, in addition to preparing for delivery in the first month of the third quarter a private label paper program for a major office superstore chain.

Net cash provided by investing activities was $516,000 for the six months ended February 28, 1998, as compared with $318,000 provided by investing activities for the corresponding period of the prior year. The increase in the Company's net cash provided by investing activities primarily related to converting an investment security to a cash equivalent. The investment security was the common stock of an unrelated publicly traded company, which had been held for investment purposes.

Net cash provided by financing activities was $729,000 for the six months ended February 28, 1998, as compared with $1.4 million provided by financing activities for the corresponding period of the prior year. The decrease in cash provided by financing activities primarily related to a net decrease in the Company's net borrowings under its revolving line of credit, as compared to the corresponding period of the prior year.

Working capital decreased to $8.8 million at February 28, 1998, from $9.9 million at August 31, 1997, a decrease of 11.6%, primarily attributable to an increase in the Company's revolving line of credit, and a decrease in cash and cash equivalents.

In May 1997, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of the Company, and Trustee of the trust which is a majority shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1% (9.50% at February 28, 1998), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 1998, there was a $1.5 million borrowing capacity remaining under the $5 million revolving line of credit. The revolving credit line, which had an initial maturity in May 1998, was renewed and will now expire in May 1999. The renewed loan includes an increase in the line from $5 million to $12 million, and more favorable terms, including a reduced interest rate to prime plus 3/4 %.

The Company believes that the funds available under the revolving credit line facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company in Fiscal 1998 may require the Company to obtain additional capital for the addition of new manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.


YEAR 2000

The Company has been evaluating its systems to identify potential Year 2000 problems. In November 1997, the Company purchased new hardware for the main system ("the System") utilized in several key areas of the Company's business, including purchasing, inventory management, shipping and financial reporting. The Company's purchase was primarily in a response to the Company's need for greater security, capacity, and reliability for these functions instead of Year 2000 considerations. The Company believes that it will be able to complete Year 2000 compliance of the System through the modification of existing application software. The modification is scheduled for completion by July 31, 1999. The Company is in the process of completing all necessary updates to its other equipment to ensure it will be effective in the Year 2000. As other systems became obsolete, replacements have incorporated Year 2000 considerations. Upgrades not acquired in reaction to Year 2000 considerations, but purchased in the normal course of business are not included in estimates of expenditures. The Company is utilizing both internal and external resources to implement and test the Year 2000 activities to eliminate transition interruptions or failure; however, there can be no assurance that these efforts will be successful. The cost of the implementation is approximately $150,000. The Company does not expect the cost of Year 2000 compliance to be material to its future financial condition or results of operations. The costs of the Year 2000 compliance and anticipated dates of completion are based on managements best estimates, including considerations such as vendor support, no extraordinary adverse events, and application of theoretical and unproven practices.

The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. Failure of suppliers and customers to comply will not have a material impact on the Company or its operations.


NEW PRODUCTS

In the Second Quarter of 1998, the Company's production capabilities were enhanced by the start-up of a new specialty sheeting production line at the Company's Texas plant. The Company is manufacturing paper and film products that have delicate surfaces which are extremely sensitive to scratching or marring and require a specialized environment and equipment for manufacturing. The special surface sheeted products will be marketed under one or both of the TST/Impreso, Inc. and International Business Machines Corporation ("IBM") brands. New products introduced in the three months ended February 28, 1998, are artist canvas for ink-jet printers, T-shirt transfers and transparencies.

INVENTORY MANAGEMENT

The Company believes that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service its customers. As a result of the Company manufacturing and distributing new brands and types of products, its raw material and finished goods inventory requirements have increased; therefore the Company has substantially increased its inventory levels.

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


MARKET CONDITIONS

At the end of the third quarter in Fiscal 1997, prices for products manufactured by the Company stabilized and remained stable throughout the fourth quarter and into the first quarter of Fiscal 1998. Management does not believe that product selling prices will remain constant in the third and fourth quarters of Fiscal 1998. If prices for products manufactured by the Company decline as a result of market pressures, the Company's results of operations could be materially adversely affected.


SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline in summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations or financial condition.


INFLATION

Inflation is not expected to have a significant impact on the Company's business.


FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations, and other sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to obtain financing to acquire new manufacturing facilities, its ability to continue to maintain sales to justify capital expenses, its ability to switch its product mix to meet market conditions, its ability to successfully market its new brands and types of products, and its ability to generate additional sales to meet business expansion and future market conditions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, and price fluctuations which could adversely impact the large inventory required in the Company's business. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

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

a)     3(a)    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1
               No. 33-93814)

       3(b) By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-93814)

       4       Form of Underwriters' Warrant (incorporated by reference to
               Exhibit 4.1 to Registration Statement on Form S-1 No. 33-93814)

       10(a) 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-93814)

       10(b) Employment Agreement dated September 28,1995, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1No. 33-93814)

       10(c)+ IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997, between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10-Q/A, dated May 31, 1997)

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 No. 33-93814)

         27    Financial data schedule

b)       No reports on Form 8-K were filed during the quarter ended February
         28, 1998.


+ Confidential Treatment granted for portions of this Exhibit

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

      Dated: April 14, 1998

                                                TST/ Impreso, Inc.
                                                (Registrant)

                                                /s/Marshall Sorokwasz
                                                -------------------------------
                                                   Marshall Sorokwasz
                                                   Chairman of the Board, Chief
                                                   Executive Officer, President,
                                                   and Director


                                                /s/Susan Atkins
                                                -------------------------------
                                                   Susan Atkins
                                                   Chief Financial Officer
                                                   and Vice President

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION OF EXHIBITS

a)     3(a)    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1
               No. 33-93814)

       3(b) By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-93814)

       4       Form of Underwriters' Warrant (incorporated by reference to
               Exhibit 4.1 to Registration Statement on Form S-1 No. 33-93814)

       10(a) 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-93814)

       10(b) Employment Agreement dated September 28,1995, between the Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1No. 33-93814)

       10(c)+ IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997, between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10-Q/A, dated May 31, 1997)

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 No. 33-93814)

         27    Financial data schedule