Form 10-Q
period 1998-05-31
TST/IMPRESO INC
filed 1998-07-15
CIK 947219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1998

                                       OR

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Yes   X                                    No
                       ---                                      ---


Indicate the number of shares outstanding of each of the issurer's classes of Common Stock as of the latest practical date.


 Class of Common Stock                       Shares outstanding at July 13, 1998
 ---------------------                       -----------------------------------
   $ .01 Par Value                                       5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  MAY 31, 1998

                                      INDEX




PART I.  FINANCIAL INFORMATION                                                            PAGE NUMBER
                                                                                          -----------

Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets as of May 31,
                  1998 (Unaudited), and August 31, 1997                                          1

                  Interim Consolidated Statements of Operations for the
                  Nine Months Ended May 31, 1998, and 1997 (Unaudited)                           3

                  Interim Consolidated Statements of Cash Flows for the
                  Nine Months Ended May 31, 1998, and 1997 (Unaudited)                           4

                  Notes to Interim Consolidated Financial Statements                             5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8



PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                              14



SIGNATURES                                                                                      15

PART 1:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)


                                                                              May 31,       August 31,
                                                                              1998             1997
                                                                          ------------     ------------
Current assets:
       Cash and cash equivalents                                          $     92,514     $  1,766,274
       Trade accounts receivable, net of allowance for doubtful
         accounts of $130,000 at May 31, 1998 and
         August 31, 1997                                                     6,205,096        2,120,168
       Investments in marketable securities                                     11,088          978,463
       Inventories                                                          10,463,376        7,889,949
       Prepaid expenses and other                                              521,582          516,971
       Deferred income tax assets                                              549,043          364,402
                                                                          ------------     ------------

                          Total current assets                              17,842,699       13,636,227
                                                                          ------------     ------------

Property, plant and equipment, at cost                                      13,819,794       12,923,242
       Less-Accumulated depreciation                                        (8,998,142)      (8,765,160)
                                                                          ------------     ------------

                          Net property, plant and equipment                  4,821,652        4,158,082
                                                                          ------------     ------------

Other assets:
       Deposits and other                                                       95,993          426,637
       Investments                                                               4,954            4,954
                                                                          ------------
                          Total assets                                    $ 22,765,298     $ 18,225,900
                                                                          ============     ============








              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                   (UNAUDITED)


                                                                                 May 31.        August 31,
                                                                                  1998             1997
                                                                               ------------    ------------
Current Liabilities:
       Accounts payable                                                        $  3,384,486    $    434,331
       Accrued liabilities                                                          835,229         249,918
       Accrued income taxes                                                          10,000          69,387
       Current maturities of long-term debt                                          17,424           5,383
       Line of credit                                                             4,874,931       2,836,184
       Prepetition liabilities:
       Current maturities of prepetition taxes payable                               25,722          25,722
       Current maturities of long-term debt                                          69,469          72,187
                                                                               ------------    ------------

                             Total current liabilities                            9,217,261       3,693,112
                                                                               ------------    ------------

       Deferred income tax liability                                                677,300         642,320
       Long-term portion of prepetition debt, net of current maturities             914,197         991,221
       Long-term debt, net of current maturities                                     65,246          15,817
                                                                               ------------    ------------

                             Total liabilities                                   10,874,004       5,342,470
                                                                               ------------    ------------

Commitments and contingencies

Stockholders' equity:
       Preferred Stock, $.01 par value; 5,000,000 shares authorized;
          0 shares issued and outstanding at May 31, 1998 and
          August 31, 1997                                                              --              --
       Common Stock, $.01 par value; 15,000,000 shares authorized;
          5,292,780 shares issued and outstanding at May 31, 1998
          and August 31, 1997                                                        52,928          52,928
        Warrants                                                                        110             110
          Additional paid-in-capital                                              6,319,572       6,319,572
          Retained earnings                                                       5,518,684       6,510,820
                                                                               ------------    ------------

                             Total stockholders' equity                          11,891,294      12,883,430
                                                                               ------------    ------------

                             Total liabilities and stockholder's equity        $ 22,765,298    $ 18,225,900
                                                                               ============    ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           Three Months Ended                   Nine Months Ended
                                                                  May 31,                           May 31,
                                                          1998             1997             1998             1997
                                                      ------------     ------------     ------------     ------------
                                                      -----------------------------     -----------------------------

Net Sales                                             $ 17,274,209     $  8,898,308     $ 34,550,589     $ 26,470,200
Cost of sales                                           15,682,893        8,134,777       31,155,106       23,462,472
                                                      ------------     ------------     ------------     ------------

                 Gross profit                            1,591,316          763,531        3,395,483        3,007,728

Other costs and expenses:
       Selling, general and administrative               1,604,379        1,019,770        4,213,326        3,125,405
       Interest expense                                    158,453           87,493          362,191          186,495
       Other expense (income), net                          22,083          (89,693)         (23,004)        (180,177)
                                                      ------------     ------------     ------------     ------------

                 Total other costs and expenses          1,784,915        1,017,570        4,552,513        3,131,723

Loss before income tax benefit                            (193,599)        (254,039)      (1,157,030)        (123,995)

Income tax expense (benefit):
       Current                                             (33,816)         105,456          (15,233)         140,625
       Deferred                                            (37,683)         (16,024)        (149,661)          (2,205)
                                                      ------------     ------------     ------------     ------------

Net loss                                                  (122,100)        (343,471)        (992,136)        (262,415)
                                                      ============     ============     ============     ============


Net loss per common share
  (basic and diluted)                                 $      (0.02)    $      (0.07)    $      (0.19)    $      (0.05)
                                                      ============     ============     ============     ============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                              May 31,        May 31,
                                                                              1998             1997
                                                                          ------------     ------------
Cash Flows From Operating Activities
        Net loss                                                          $   (992,136)    $   (262,415)
       Adjustments to reconcile net loss to net cash flow used in operating activities-
       Depreciation and amortization                                           232,982          311,115
       Decrease in deferred income taxes                                      (149,661)          (2,205)
       Increase in accounts receivable, net                                 (4,084,928)        (503,734)
       Increase in inventory                                                (2,573,427)         (28,154)
       Increase in prepaid expenses and other                                   (4,611)        (377,348)
       Increase (decrease) in accounts payable                               2,950,155         (793,828)
       Increase (decrease) in accrued liabilities                              585,311          (20,347)
       Decrease in accrued bonuses                                                --           (175,000)
       Decrease in accrued income tax                                          (59,387)         (29,235)
       Decrease in investments                                                 967,375          250,000
                                                                          ------------     ------------

                 Net cash used in operating activities                      (3,128,327)      (1,631,151)
                                                                          ------------     ------------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment                            (896,552)        (417,890)
       Change in other non current assets, net                                 330,644          672,899
                                                                          ------------     ------------

                 Net cash (used in) provided by investing activities          (565,908)         255,009
                                                                          ------------     ------------

Cash Flows From Financing Activities:
       Net borrowing on line of credit                                       2,038,747        1,774,314
       Payments on prepetition debt                                            (79,742)         (81,126)
       Net borrowing (payments) on postpetition debt                            61,470          (35,807)
       Sale of common stock and warrants                                          --             81,975
                                                                          ------------     ------------

                 Net cash provided by financing activities                   2,020,475        1,739,356
                                                                          ------------     ------------

Net (decrease) increase in cash and cash equivalents                        (1,673,760)         363,214

Cash and cash equivalents, beginning of period                               1,766,274        2,368,395
                                                                          ------------     ------------

Cash and cash equivalents, end of period                                  $     92,514     $  2,731,609
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


2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 1998, and its results of operations for the three and nine months ended May 31, 1998 and 1997. Results of the Company's operations for the interim period ended May 31, 1998, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

         The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries included in the Company's Form 10-K (the "Company's Form 10-K") for the fiscal year ended August 31, 1997 ("Fiscal 1997"), File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.


3.       INVENTORIES

         Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)




Inventory consisted of the following:


                                         May 31,       August 31,
                                          1998           1997
                                       -----------    -----------
Finished goods                         $ 4,979,080    $ 3,915,325
Raw materials                            4,889,714      3,493,589
Supplies                                   566,200        455,738
Work-in-process                             28,382         25,297
                                       -----------    -----------

      Total inventories                $10,463,376    $ 7,889,949
                                       ===========    ===========



4.       DEBT

         Debt as of May 31, 1998, and August 31, 1997, was as follows:

                                                                 May 31,     August 31,
                                                                  1998          1997
                                                                ----------    ----------
Note payable to a commercial financial corporation
under revolving credit line maturing May 1999,
secured by inventory, trade accounts receivable,
equipment, goodwill associated with the Company's
trademark Impreso (no value on financial statements),
and a personal guarantee by the trustee of a trust
which is a principal shareholder, interest payable
monthly at prime plus 3/4% (9.25% at May 31, 1998,
and 9.50% at August 31, 1997)                                   $4,874,931    $2,836,184

Note payable to a commercial financial corporation,
secured, payable in monthly installments, interest
rate at 1.30%                                                       17,173        21,200

Financing lease payable to a commercial financial
corporation, payable in monthly installments, lease
factor at 7.25%                                                     65,497          --

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)


Prepetition-

Prepetition taxes payable                                            25,722          51,444

Note payable to a bank, secured by property, payable
in monthly installments of $4,815 (including interest
at 6%) through May 2000, at which time the
remaining balance becomes due and payable                           576,140         590,011

Other notes payable, secured by a personal
guarantee by the trustee of a trust which is a
principal shareholder, and certain property, plant,
equipment, maturity dates ranging from 1998 to
2023, and interest rates ranging from 4% to 10.5%                   407,526         447,675
                                                                -----------     -----------

                    Total                                         5,966,989       3,946,514

Less-Current maturities                                          (4,987,546)     (2,939,476)
                                                                -----------     -----------

Long term debt                                                  $   979,443     $ 1,007,038
                                                                ===========     ===========


In March 1998, the Company negotiated an increase in its revolving credit facility from $5 million to $12 million with its current lender. The facility, which had an initial maturity in May 1998, was renewed and will now expire in May 1999. The renewed loan has more favorable terms including a reduced interest rate at prime plus 3/4%.


5.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Nine Months Ended
                                                        May 28,

                                                ------------------------
                                                    1998          1997
          Cash paid during the period for:
                           Interest             $  362,191    $  186,495
                           Income taxes         $   43,555    $  100,625


6.       EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS

                       TST/IMPRESO, INC. AND SUBSIDIARIES


          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)


No. 128) in Fiscal 1998. SFAS No. 128 requires the replacement of primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.


Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted EPS considers the effect of Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. For the three and nine months periods ended May 31, 1998, the assumed exercise of outstanding in-the money stock options and conversion of warrants had an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at May 31, 1998.


                                         For the three months ended 5/31/98    For the nine months ended 5/31/98
                                         ----------------------------------    ---------------------------------
                                                                  Per-Share                            Per-Share
                                            Loss        Shares      Amount       Loss        Shares     Amount
                                          ---------    ---------  ---------    ---------    ---------  ---------
BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------
Net loss attributable to                  $(122,100)   5,292,780     $(0.02)   $(992,136)   5,292,780       $(0.19)
common shareholders


                                         For the three months ended 5/31/97    For the nine months ended 5/31/97
                                         ----------------------------------    ---------------------------------
                                                                  Per-Share                            Per-Share
                                            Loss        Shares      Amount       Loss        Shares     Amount
                                          ---------    ---------  ---------    ---------    ---------  ---------
BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------
Net loss attributable to common           $(343,471)   5,249,588     $(0.07)   $(262,415)   5,248,356    $(0.05)
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

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 1998 AND
MAY 31, 1997


Net Sales---Net sales for the three months ended May 31, 1998, ("Third Quarter") increased $8.4 million, or 94%, as compared to the corresponding period of the prior year. Net sales for the nine months ended May 31, 1998, increased $8.1 million, or 31%, as compared to the corresponding period of the prior year. The increase in net sales for the Third Quarter was primarily due to large purchases by a major office superstore chain for a private label paper program initiated in the last month of the three months ended February 28, 1998 ("Second Quarter"), which continued into the Third Quarter. This one customer represented a significant portion of the Company's revenues during this time. There can be no assurance, however, that this increase in sales will continue, or if continued such sales will have a significant impact on the Company's profitability. The increase in net sales for the nine months ended May 31, 1998, was primarily attributable to the significant increase of sales in the Third Quarter, which affected the total sales for the entire nine month period when compared to the corresponding period of the prior year.

Gross Profit---Gross profit for the three months ended May 31, 1998, increased $828,000 , or 108%, to $1.6 million, as compared to $764,000 for the corresponding period of the prior year. The increased gross profit for the Third Quarter was primarily the result of increased sales. Cost of sales as a percentage of sales slightly decreased for the three months ended May 31, 1997, to 90.8%, as compared to 91.4% of the corresponding period of the prior year. Gross profit for the nine months ended May 31, 1998, increased $388,000, or 13%, to $3.4 million, as compared to $3.0 million for the corresponding period of the prior year. The increased gross profit for the nine months ended May 31, 1998, was due to the increased sales of the period. The Company's gross profit margin increased to 9.2% for the three month period ended May 31, 1998, as compared to 8.6% of the corresponding period of the prior year due to increased sales in relation to fixed operating expenses. Although gross profit and net sales increased, the Company's gross profit margin decreased to 9.8% for the nine months ended May 31, 1998, as compared to 11.4% of the corresponding period of the prior year as a result of sales of lower margin products such as computer and plain cut sheet paper comprising a significantly larger percentage of net sales for that period.

Selling, General, and Administrative Expenses---SG&A expenses for the three months ended May 31, 1998, were $1.6 million, or 9.3% of net sales, as compared to $1.0 million, or 11.5% of net sales, for the corresponding period of the prior year. SG&A expenses for the nine months ended May 31, 1998, were $4.2 million, or 12.2% of net sales, as compared to $3.1 million, or 11.8% of net sales for the corresponding period of the prior year. SG&A expenses for the three months ended May 31, 1998, decreased as a percentage of net sales during this period primarily due to increased sales volume. SG&A expenses for the nine months ended May 31, 1998, increased as a percentage of net sales as compared to the corresponding period of the prior year as a result of additional expenses, such as promotions, commissions, and rebates associated with promotional activities such as rebate programs executed in the Second Quarter of the Company's 1998 Fiscal Year.

Interest Expense---Interest expense for the three months ended May 31, 1998, was $ 158,000, as compared to $87,000, an increase of 81.1% from the corresponding period of the prior year. Interest expense for the nine months ended May 31, 1998, was $362,000 as compared to $186,000, an increase of 94.2% from the corresponding period of the prior year. The increase in interest expense for the three and nine month periods ended May 31, 1998, as compared to the corresponding periods of the prior year were primarily attributable to the Company increasing its outstanding borrowings under its revolving line of credit. The increased borrowings reflected the Company's increased inventory and accounts receivable as of May 31, 1998, as compared to August 31, 1997.

Loss before income tax expense (benefit)--- Loss before income tax expense (benefit) for the three months ended May 31, 1998, was $(194,000), as compared to $(254,000) for the corresponding period of the prior year, a reduction of loss of $60,000, or 23.8%. Loss before income tax expense (benefit) for the nine months ended May 31, 1998, was $(1.2 million), as compared to $(124,000) for the corresponding period of the prior year, an increase in loss of $1.0 million, or 833%. The reduction of loss for the three months ended May 31, 1998, was primarily due to increased sales volumes and lower cost of sales, and SGA as a percentage of net sales. The increased loss for the nine months ended May 31, 1998, was primarily due to decreases in the selling prices of the Company's products, depressed market conditions, and sales of lower margin products such as computer and plain cut sheet paper comprising a significantly larger percentage of net sales for that period.

Income Taxes---The Company recognized an income tax benefit for the three months ended May 31, 1998, of $71,000, as compared to a $89,000 provision for taxes in the corresponding period of the prior year. The Company recognized an income tax benefit of $165,000 for the nine months ended May 31, 1998, as compared to a $138,000 provision for taxes in the corresponding period of the prior year. The benefits recorded resulted primarily from losses sustained by the Company for the three and nine month periods ended May 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.1 million for the nine months ended May 31, 1998, as compared with $1.6 million used in operating activities for the corresponding period of the prior year. The increase in the Company's net cash used in operations for the nine months ended May 31, 1998, primarily related to increases in accounts receivable, increases in inventory and decreases in net income. Accounts receivable increased $4.1 million, or 193%, to $6.2 million at May 31, 1998, as compared to $2.1 million at August 31, 1997, primarily due to large purchases by a major office superstore chain for a private label paper program initiated in the last month of the Second Quarter, which continued into the Third Quarter. The Company's inventories during the nine months ended May 31, 1998, have increased approximately 32.6% from the fiscal year ended August 31, 1997. The largest increase of inventory was in raw material. Raw material represented 46.7% of inventory. A major portion of the increase in raw material inventory resulted from the purchase of speciality papers for manufacturing of the new brands and types of products the

Company distributes and the delivery of large shipments of raw materials by a foreign vendor whose shipments are received less frequently and in larger volumes than domestic suppliers.

Net cash used by investing activities was $566,000 for the nine months ended May 31, 1998, as compared with $255,000 provided by investing activities for the corresponding period of the prior year. The decrease in the Company's net cash provided by investing activities primarily related to expenses incurred in the completion of the Company's speciality sheeting operation, including equipment, and additions to the Company's central information system.

Net cash provided by financing activities was $2 million for the nine months ended May 31, 1998, as compared with $1.7 million provided by financing activities for the corresponding period of the prior year. The increase in cash provided by financing activities primarily related to increased inventory and receivables which consequently increased the Company's borrowings under its revolving line of credit, as compared to the corresponding period of the prior year.

Working capital decreased to $8.6 million at May 31, 1998, from $9.9 million at August 31, 1997, a decrease of 13.3%, primarily attributable to an increase in the Company's accounts payable, borrowings under the revolving line of credit, and a decrease in cash and cash equivalents.

In May 1998, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of the Company, and Trustee of the trust which is a principal shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 3/4% (9.25% at May 31, 1998), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 1998, there was a $7.1 million borrowing capacity remaining under the $12 million revolving line of credit. The revolving credit line expires in May 1999.

On March 25, 1998, the Company entered into an agreement for the purchase of its California facility as well as an adjacent building, which will approximately double the square footage of the plant. The purchase price of the two buildings was competitive for that market. The Company has obtained a Commitment Letter from a lender to finance a major portion of the purchase subject to an appraisal and the lender's satisfaction of such appraisal. Management anticipates the purchase of the property will close during the final week of July 1998.

The Company believes that the funds available under the revolving credit line facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, contingencies or expansion opportunities may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that the Company will generate sufficient revenues to fund its plan for expansion. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

YEAR 2000

The Company has been evaluating its systems to identify potential Year 2000 problems. In November 1997, the Company purchased new hardware for the main computer system ("the System") utilized in several key areas of the Company's business, including purchasing, inventory management, shipping and financial reporting. The Company's purchase was primarily in a response to the Company's need for greater security, capacity, and reliability for these functions instead of Year 2000 considerations. The Company believes that it will be able to complete Year 2000 compliance of the System through the modification of existing application software. The modification is scheduled for completion by December 31, 1998. The Company is in the process of completing all necessary updates to its other equipment to ensure it will be effective in the Year 2000. As other systems became obsolete, replacements have incorporated Year 2000 considerations. Upgrades not acquired in reaction to Year 2000 considerations, but purchased in the normal course of business are not included in estimates of expenditures. The Company is utilizing both internal and external resources to implement and test the Year 2000 activities to eliminate transition interruptions or failure; however, there can be no assurance that these efforts will be successful. The cost of the implementation is approximately $150,000. The Company does not expect the cost of Year 2000 compliance to be material to its future financial condition or results of operations. The costs of the Year 2000 compliance and anticipated dates of completion are based on managements best estimates, including considerations such as vendor support, no extraordinary adverse events, and application of theoretical and unproven practices.

The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. Failure of suppliers and customers to comply will not have a material impact on the Company or its operations.


NEW PRODUCTS

In the Third Quarter of 1998, the Company's production capabilities were enhanced by the start-up of a new specialty sheeting production line at the Company's Texas plant. The Company will be manufacturing paper and film products that have delicate surfaces which are extremely sensitive to scratching or marring and require a specialized environment and equipment for manufacturing. The special surface sheeted products will be marketed under one or both of the TST/Impreso, Inc. and International Business Machines Corporation ("IBM") brands.


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

The Company bears the risk of increases in the prices charged by its suppliers, and decreases in the prices of raw materials held in its inventory. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company decline, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

MARKET CONDITIONS

At the end of the Second Quarter and into the Third Quarter prices for raw materials declined for a majority of the products manufactured or distributed by the Company. Management does not believe that product selling prices will remain constant during the quarter of the three months ending August 31, 1998. If prices for products manufactured by the Company decline as a result of market pressures, the Company's results of operations could be materially adversely affected.


SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline in summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations or financial condition.

INFLATION

Inflation is not expected to have a significant impact on the Company's business.


FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations, and other sections of this Form 10-Q contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to obtain financing to acquire new manufacturing facilities, its ability to continue to maintain sales to justify capital expenses, its ability to switch its product mix to meet market conditions, its ability to successfully market its new brands and types of products, its ability to identify, evaluate and implement corrective action for potential Year 2000 problems., and its ability to generate additional sales to meet business expansion and future market conditions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, and price fluctuations which could adversely impact the large inventory required in the Company's business. Parties are cautioned not to rely on any such forward-looking beliefs or judgments in making investment decisions.

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

b)       No reports on Form 8-K were filed during the quarter ended May 31, 1998.


+ Confidential Treatment granted for portions of this Exhibit

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated: July 14, 1998

                                                TST/ Impreso, Inc.
                                                 (Registrant)

                                                /s/Marshall Sorokwasz
                                                --------------------------------
                                                Marshall Sorokwasz
                                                Chairman of the Board, Chief
                                                Executive Officer, President,
                                                and Director


                                                /s/Susan Atkins
                                                --------------------------------
                                                Susan Atkins
                                                Chief Financial Officer
                                                and Vice President


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