Form 10-K
period 1998-08-31
TST/IMPRESO INC
filed 1998-11-24
CIK 947219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1998

                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission File Number 0-26774

              ----------------------------------------------------
                                TST/Impreso, Inc.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

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

                                  YES  X   NO
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 20, 1998, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market, was approximately $2,384,798.

There were 5,292,780 shares of the registrant's Common Stock outstanding as of November 20, 1998.

List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the Registrant's Annual Meeting of Stockholders to be held on January 26, 1999---Part III.*

* As stated under various items of this Annual Report, only certain specified portions of such document are incorporated by reference herein.

                                     PART 1


ITEM 1.  COMPANY OVERVIEW

GENERAL

TST/Impreso, Inc. was founded in 1976 as Texas Stock Tab, Inc., as a Texas corporation to engage in business as a converter of a continuous stock forms product, known in the industry as stock tab. In 1990 its product line and distribution capabilities had expanded and the Company changed its name to TST/Impreso, Inc. to broaden the name recognition of the Company as a national supplier of paper products. Now headquartered in the Coppell suburb of Dallas, TST/Impreso, Inc. and subsidiaries (collectively, the "Company") is a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets. Approximately 98% of the Company's total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through its three manufacturing facilities and 47 public warehouse locations throughout the United States and in Quebec, Canada, the Company manufactures and distributes its products under its own label, generic labels and private labels. In April 1997, the Company entered into a non-exclusive Trademark Licensing Agreement with IBM involving the manufacture and distribution of a selected line of paper products (see "Trademark License").

The Company operates in a very competitive industry. The Company has strategically located its distribution points so as to enable its products to be delivered to customers in most major cities in the United States within 24 hours. The Company has approximately 3,000 customers ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of the customer base has been the large and medium mass merchants, including computer and office superstores. The Company's primary method of generating sales contacts is through its own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

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

PRODUCTS

The Company operates in the hard copy supply market, which encompasses those products used with a hard copy output or "imaging" device. The Company originally converted stock tab and increased its product line, as technology changed, to include other paper products such as thermal facsimile paper. Advances in printer hardware and imaging material technology keeps the hard copy industry changing. While demand for the stock forms and thermal facsimile paper segments of the business has been in decline, growth opportunities for other products, such as cut sheet applications, have significantly increased. In response to industry trends, in 1997 the Company refocused its manufacturing strategy by purchasing high volume commodity sheeters to produce sheet products instead of purchasing precut sheeted products from mills. Sheeting applications can range from simple cut sheet paper to sophisticated film products. In order for the Company to be able to manufacture more sophisticated cut sheet products, it required an environment suitable for the delicate surfaces of the products and to house speciality surface manufacturing equipment. In the fiscal year ended August 31, 1998 ("Fiscal 1998"), the Company completed construction at its Texas facility of a clean room environment and installation of a state of the art sheeting and packaging system for the conversion of special surface sheeted products (see "Manufacturing"). The special surface sheeted products that the Company began to manufacture in Fiscal 1998 includes technical papers and film imaging materials. Although the Company historically has been a paper products manufacturer and distributor, the Company believes it has increased its efficiency and broadened its distribution access by entering the film and transparency market. The Company also introduced into the market in Fiscal 1998, a product line manufactured under the IBM trademark (See "Trademark License"). The Company's product line during Fiscal 1998 consisted of the following:

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

Cut Sheet Paper for use in Laser Printers, Copying Machines, and Plain Paper Facsimile Machines. In prior years the Company purchased cut sheet products mill-direct. With the purchase of sheeting equipment, the Company has begun converting its own cut sheet products including IMPRESO(R) Lazer Cut Sheets(R).

Cut Sheet Paper for use in Ink Jet Printers. The Company offers two types of ink jet paper, coated and un-coated. Coated ink jet paper, in both glossy and matte, is designed for superior high resolution color graphics and photographic reproductions. Un-coated ink jet paper is primarily used for traditional monochrome applications.

Special Surface Sheeted Products. These products, manufactured from paper or film, have delicate surfaces that are extremely sensitive to scratching or marring and require state-of-the-art equipment for processing and handling (see "Manufacturing"). The special surface sheeted products is marketed under one or both of the TST/Impreso, Inc. and International Business Machines ("IBM") brands (see "Trademark License"). These products include the following:

    Digital Photo Ink Jet Paper. Prints images from digital cameras, photo CD's, the Internet, or desk top scanners.

    Gloss Coated Ink Jet Paper. Gloss coated on one side for brilliant, high-contrast color images with photographic detail, and matte on the reverse side for text and graphics.

    Gloss Opaque Ink Jet Film. A stable and long lasting film for printing any ink generated image; its high gloss finish prints brilliant color images and its matte side prints text and graphics.

    Transparency Film for Ink Jet Printers. Clear film specially coated for smudge/bleed-free color or black ink jet imaging.

    Transparency Film for Copier and Laser Printers. Overhead transparencies can be created using a plain paper copier and this film.

    Transparency Film for Color Laser Printers. Designed specially for color laser applications, unique coating controls absorption of color, creating high quality full color overhead transparencies.

    T-Shirt Transfers. A computer and ink jet printer can create personalized designs for applications on various cloth items.

Rolled Paper Products. Rolled paper products such as point-of-sale and adding machine rolls, in both thermal and plain paper.

Business Stationary Line. Fine business stationary for sale at the retail level.


TRADEMARK LICENSE

The Company entered into a non-exclusive Trademark Licensing Agreement with IBM on April 30, 1997, involving the manufacture and distribution of a selected line of paper products within the United States, Canada, and Mexico under the IBM brand name. The IBM trademark is an instantly recognized symbol denoting quality and value worldwide. The Company is a participant in a business alliance with IBM, along with other IBM Licensees, to bring IBM branded paper products into the marketplace. The stringent manufacturing specifications and quality controls contractually imposed by IBM on the Company are expected to assure consumers of premium quality goods, thereby maintaining the integrity and value of the IBM trademark. Management believes that brand name identification is an effective tool for penetration of market share and maintenance of profit margins. The Company began shipping IBM branded products in October 1997. The products the Company is converting under the IBM brand name are gloss and matte coated ink jet paper, gloss opaque ink jet film, digital photo ink jet paper, ink jet and laser transparencies, fanfold computer paper, facsimile paper, and a fine business stationary line. The Company has been actively soliciting distributors, dealers, and retail accounts into the IBM program and has established a solid base for creating additional sales opportunities to existing accounts, as well as initial sales to new customers who are now purchasing from the Company as a direct result of participation in the IBM branded paper program.

MARKETING AND DISTRIBUTION

The Company markets its products to approximately 3,000 customers through its own sales force and established manufacturers' representatives. The Company's targeted customers are business consumable and office machine "dealers", and large and medium mass merchants, including computer and office superstores. The Company is continually seeking to diversify its customer base and distribution channels. The incorporation of non-traditional but related product categories in the Company's expanding product line may facilitate the Company's access to different distribution channels.

The Company has 50 distribution points (47 public warehouses and three plants), which enable the Company to deliver products to most major cities in the United States within 24 hours. The Company's primary method of generating revenue is through its own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

The Company's current customers are comprised of the following:

Business Forms Dealers. Business forms dealers are typically businesses which primarily buy and resell various types of business forms.

Wholesale Stationers. Wholesale stationers are businesses which supply a large variety of office products to office product dealers. The wholesale stationers do not sell directly to the end-user.

Office Products Dealers. Office products dealers are businesses which generally purchase much of their products from the wholesale stationers, but often negotiate directly with manufacturers such as the Company.

Paper Merchants. Paper merchants sell all types of papers to printers and dealers and directly to end-users.

Consumer Electronics Stores. Consumer electronic stores sell retail to the end-user in a broad spectrum electronics environment.

Mass Merchants. Mass merchants are retail sections of department, grocery or drug stores that sell computer, copier and facsimile-related supplies.

Computer Superstores. Computer superstores sell computer products, their accessories and consumables at retail.

Wholesale Clubs/Office Superstores. Wholesale clubs/office superstores, which comprise the fastest growing segment of the office products market, sell large volumes of inventory near wholesale prices to end-users and dealers and do not generally provide the credit, delivery, and other types of services support to the extent that the wholesale stationers provide their customers.

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

Although the Company has specialized in select markets and has emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between the Company and any of its customers. One single customer, Staples, Inc. ("Staples") was the only customer of the Company to represent more than 10% of the Company revenues for Fiscal 1998. Staples represented approximately 34% of the Company's revenues for Fiscal 1998, as compared to 8.5% of the Company's revenues during the fiscal year ended August 31, 1997 ("Fiscal 1997"). The increase in sales to Staples resulted from a promotional program designed and implemented specifically for Staples. There can be no assurance however, that the purchases by Staples will remain at significant levels. The Company has derived a significant portion of its 1998 revenues from Staples and may in the future be dependent on Staples, or other significant customers. The loss of Staples or any other significant customer could materially adversely effect the Company's financial position, results of operations and cash flows.


WEBSITE

The Company's HotSheet(R) web portal at www.hotsheet.com provides Internet users with an easy method for finding top web sites by using a quick-loading single page design. The Company has been developing its HotSheet page for more than three years. The site is now being accessed over a million times per month and is considered one of the best on the Internet by many of its users. The Company uses the HotSheet page to build brand identity for its IMPRESO and IBM product lines. The Company intends to leverage the unique revenue opportunities the HotSheet page provides. A recent alliance with an online ad management firm has produced advertising revenue, and the Company is considering other strategic revenue generating possibilities.


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

Since 1989, the Company has operated its rewinder slitters used for the conversion of thermal facsimile paper at the Company's manufacturing facility in Texas. The thermal facsimile paper was then distributed to the other plants and public warehouses for further distribution. In Fiscal 1998, the Company added slitting capabilities at its West Virginia plant.

The Company's high volume commodity sheeters are currently converting product at the Texas and West Virginia plants. The Company also operates sheet presses similar to a quick print. Substantially all printing and manufacturing equipment used in the manufacture of the Company's products is owned by the Company, subject to liens.

In December 1997, the Company accepted delivery of a state-of-the-art sheeting and packaging system it designed with the manufacturer to batch sheet and package products with special surfaces including transparency film, glossy papers such as digital photo paper, and T-shirt transfers. These products require machines that do not scratch or mar the surface of the product during the conversion and packaging process. The construction of a special clean room was completed at the Texas facility to house the special surface cut sheet equipment and the Company began operations in Fiscal 1998.

The Company maintains a quality assurance team which participates in the manufacturing and packaging of all of the Company's products. The Company continues to monitor any new product requirements of its customers and to assess what new equipment or equipment modifications may be required to produce such products.

The Company has postponed applying for the ISO 9001 Certification in Fiscal 1998, due to budget and manpower restraints. The ISO 9001 Certification is a world wide certification representing the consistent, high quality of the products produced by a manufacturer.


INVENTORY MANAGEMENT; RAW MATERIALS

The Company believes that it is necessary to maintain an inventory of finished goods and raw materials to adequately service its customers. As a result of the Company manufacturing and distributing new brands and types of products, its raw material and finished goods inventory requirements have increased; therefore the Company has substantially increased its inventory levels. The Company bears the risk of increases in the prices charged by its suppliers, and decreases in the prices of raw materials held in its inventory. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company decline, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

The Company purchases raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper (consisting of a wide variety of weights, widths, colors, sizes and qualities), transparency film, packaging and other supplies in the open market from a number of different companies around the world. The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. Raw materials represented 46.4% of total inventory at August 31, 1998. The introduction of film products into the Company's line has made it necessary for the Company to source raw materials not traditionally purchased by the Company. These raw materials are readily available from national and international manufacturers. The Company believes that the use of raw materials other than paper will make the Company's profit margins less vulnerable to price fluctuations associated with supply and demand cycles in the paper industry. The Company has approved two suppliers for its unconverted film raw materials. The Company believes that these suppliers are among the top producers of quality film products in the world. The Company believes that it has a good relationship with all of its current suppliers.


MARKET CONDITIONS

In reaction to a rapid decline in demand from the Company's customers during the Company's second and third quarters in Fiscal 1997, the Company was compelled to lower its product selling prices. During the fourth quarter of Fiscal 1997 through the first quarter of Fiscal 1998 demand and prices stabilized.

During the second, third and fourth quarters of Fiscal 1998, prices of raw materials declined for a majority of the products manufactured or distributed by the Company. When raw material prices decrease, product selling prices can decrease as a result of over supply and pricing pressures from competitors with cheaper raw material inventory. Management believes that raw material selling prices will not continue on the downward trend in Fiscal 1999. Management believes that raw material paper suppliers have reached the bottom of the break even price curve for their products. However, the continuing oversupply of paper will continue to create downward pressure on finished goods selling prices, creating a further squeeze on the profit margins of manufacturers such as the Company. If prices for products manufactured by the Company decline as a result of market pressures, the Company's results of operations would be materially adversely affected.

The increased growth of discount retailers, such as office superstores, and the increase of sales to those retailers as a percentage of the total sales of the Company have also contributed to the profit pressure, as price wars among these discount retailers impact their suppliers.


SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations.


BACKLOG

The dollar value of the order backlog as of August 31, 1998 and August 31, 1997, was estimated to be $2.7 million and $606,000 respectively. The Company's ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and its ability to purchase the raw materials and finished goods necessary to fill customer orders. The increase in backlog is related to the significant increase in sales.

COMPETITION

The Company is subject to competition from a number of other business organizations, some of which have substantially greater financial, human and other resources than the Company. The Company currently competes principally with paper manufacturers like the Company which distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions in the past few years have caused the major direct-selling companies, which are much larger than the Company, to sell direct and to dealers. In some cases, this has led to customers of the Company reducing their selling prices to compete with these dealers. This has also caused increased competition among companies selling products through dealers. In addition, vertical consolidation among entities in the paper industry has created tougher conditions for the Company, since parent corporations of competitors of the Company who are also suppliers of the Company, support the efforts of their subsidiaries. Finally, in the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must commit resources to obtain new equipment to convert those business consumables required by the explosion of computer technology.

With the completion of the special surface sheeting operation, the Company's response has been to begin conversion of products that are higher margin technical products. The addition of these higher margin technical products into the Company's line will also position the Company as a supplier of business consumables at the initial growth stages of the technology's introduction into the market and, therefore, at the greatest opportunity for growth in unit sales. Since the Company is moving into non-paper products, more sophisticated technical products, and is looking to penetrate new distribution channels with its expanding product lines, management believes that its analysis of which companies it competes with will change in the coming years as the fallout of the paper industry consolidation creates new hybrid entities. The Company believes that it effectively competes on the basis of the following: its nationwide distribution network, which enables products to be delivered to its customers in most major cities in the United States within 24 hours; a larger number of items providing customers cost-effective, efficient purchasing and volume discounts; and by providing high-quality products and customer-oriented services.


YEAR 2000

In November 1997, the Company purchased new hardware for its main computer system (the "System") utilized in several key areas of the Company's business, including purchasing, inventory management, shipping and financial reporting. Even though the hardware upgrade was the Company's initial step in becoming Year 2000 compliant, the Company's purchase was primarily in response to the Company's need for greater security, capacity, and reliability for these functions instead of Year 2000 considerations. Equipment not acquired in reaction to Year 2000 considerations, but purchased in the normal course of business are not included in the estimate of anticipated total costs. The Company has completed the problem identification phase of the System's software and believes that it will be able to complete Year 2000 compliance of the System through the modification of existing application software. The Company's management information systems department is currently implementing the conversion plan for the application software. As each phase of conversion of the software application is completed, it will be tested for compatibility. All of the conversion and testing phases are scheduled for completion by July 31, 1999. The Company intends to complete its conversion of database files by December 31, 1998.

The Company is in the problem identification phase for its other information technology equipment, such as independent personal computers ("P.C."s), and all non-information technology equipment, such as the embedded controls in the Company's manufacturing equipment. These are being tested for Year 2000 Compliance by an outside consulting firm (the "Consultants"). This review, which began in September 1998, is scheduled for completion in December1998. The Consultants have indicated that they have not detected any material problems in this equipment to date. At the completion of the review, management will determine with the Consultants if a corrective action plan will be required. Since there have not been any material problems identified to date, potential costs of making this equipment compliant is unknown, and because of the opinion of the Consultants of minimal exposure, no estimate has been included in the total estimated cost of remediation. If, at the completion of the problem identification and testing phase, problems are identified by the Consultants, the total estimated cost will be revised in future filings to reflect these additional expenditures.

The Consultants have also been retained to review the plan for the software conversion of the System. Total estimated costs to the Company of remediation of all information and non-information technology is approximately $150,000. The Company does not expect the cost of Year 2000 compliance to be material to its future financial condition or results of operations. Although the Company is utilizing both internal and external resources to implement and test the Year 2000 activities to eliminate transition interruptions or failure, there can be no assurance that these efforts will be successful. The costs of the Year 2000 compliance and anticipated dates of completion are based on managements best estimates, including considerations such as vendor support, no extraordinary adverse events, and application of theoretical and unproven practices.

The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers, has not formally assessed third party risks, and does not have a formal contingency plan. Management believes, as a result of the numerous questionnaires the Company has received, that the significant majority of its customers and suppliers are actively addressing Year 2000 problems. In the opinion of Management, an investigation by the Company into which of its vendors and customers are nearing compliance, and consequently assessing the risk of such noncompliance and preparing a contingency plan will be more accurate and effective if conducted in mid 1999 when sufficient activity has transpired to make the suppliers and customers responses meaningful. At that time management will still have sufficient opportunity to implement corrective action or report estimated costs or losses associated with third party noncompliance. Management anticipates that the worst case scenario would be a temporary suspension of activities for a few weeks following the first of the year, which is historically a short seasonal fluctuation for the Company. A shut down of this nature would adversely impact revenues for the reporting quarter.


TRADEMARKS

The Company uses the trademark IMPRESO, a Spanish word meaning printed matter, for certain products the Company manufactures and distributes. The trademark is registered in the United States, which registration, renewed in August 1995, is effective until August 2009. The IMPRESO trademark is also registered in Canada, Great Britain, France, Benelux and Italy. These foreign registrations are subject to renewal commencing in October 2000. The Company believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of the Company's products. The goodwill value associated with the name IMPRESO has been pledged as an asset to the Company's current primary secured lender under the Company's revolving line of credit.

The Company also has a trademark registration in the United States for "Lazer Cut Sheets", which registration is effective until May 2007. The Lazer Cut Sheet trademark is applied only to one specific product that the Company manufactures.

In Fiscal 1998, the Company obtained a United States service mark on HotSheet, its proprietary Internet portal. The HotSheet registration is effective until January 2008.


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

The Company also has a four person collection and credit department. Skilled, knowledgeable staff evaluate extensions of credit and make written and verbal requests for payment from those customers whose invoices are not paid within agreed payment terms. The Company also maintains in-house counsel who assists the credit department in difficult collections.

The Company offers a 120-day warranty on all of its products. To date, warranty expense has been minimal.


ENVIRONMENTAL REGULATION

The Company believes that compliance with any environmental regulations that may be applicable to it will not have a material effect on the Company's capital expenditures, earnings or competitive position.


EMPLOYEES

At August 31, 1998, the Company had 168 full-time employees. Of these individuals, 112 were engaged in manufacturing, 25 were engaged in sales and marketing, and 31 were administrative and clerical personnel, including 6 executives. None of the Company's employees are currently covered by a collective bargaining agreement. The

Company considers its employee relations to be good due to an organizational structure which encourages individual initiative as well as team work. Approximately 72% of all salaried employees have been with the Company more than seven years.

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are elected annually by the Board of Directors. The executive officers, their age and positions within the Company at August 31, 1998, are as follows:

          Name                      Age                          Position
          ----                      ---                          --------

     Marshall D. Sorokwasz          55           Chairman of the Board, President, Treasurer,
                                                 and Chief Executive Officer
     Richard D. Bloom               66           Senior Vice President of Operations and Director
     Donald E. Jett                 54           Secretary and Director
     John L. Graves                 54           Vice President of Manufacturing
     Jeffrey W. Boren               33           Vice President of Sales, Marketing
     Susan M. Atkins                49           Vice President of Finance and Chief Financial
                                                 Officer

Marshall D. Sorokwasz is one of the founders of the Company and has been its President, Chief Executive Officer, and a director since its organization in 1976 and Chairman of the Board since 1996.

Richard D. Bloom is one of the founders of the Company and has been its Vice President and a director since inception.

Donald E. Jett is one of the founders of the Company and has been its Secretary and a director since inception.

John L. Graves was promoted to Vice President of Manufacturing in June1986. Prior to being elected Vice President, Mr. Graves was Operations Manager with the Company since August 1981.

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

ITEM 2.  PROPERTIES

As of August 31, 1998, the Company operated three manufacturing plants encompassing an aggregate of approximately 192,200 square feet of space. The Company owns its manufacturing plants in Coppell, Texas and Kearneysville, West Virginia, and prior to 1998, leased its Fontana, California facility. In July1998, the Company purchased the 31,699 square foot, California building it was occupying pursuant to a month-to-month tenancy, as well as the 25,357 square foot building adjacent to it. The West Virginia property is encumbered by mortgages maturing in 2023. The Company's facilities in Fontana, California are encumbered by a mortgage maturing in 2008. The Company's executive offices are located at the Coppell, Texas facility, which is approximately 60,000 square feet, and is unencumbered.

The Company maintains a regional sales office in Huntington, New York pursuant to a lease expiring April 30, 2000, and warehouse space in Dallas, Texas pursuant to a month-to-month tenancy. As of August 31, 1998, the Company utilized 47 public warehouses. Warehousing costs incurred for the public warehouses utilized throughout the United States and in Quebec, Canada by the Company were approximately $506,000 for Fiscal 1998. For Fiscal 1998, annual mortgage payments, including interest, and minimum lease payments relating to the Company's facilities were approximately $148,000 and $78,000, respectively. The Company believes its facilities are in good condition as well as suitable and adequate for its current business needs. Management estimates that, as of August 31, 1998, the Company was operating at 45% capacity for all of the products manufactured by the Company, which will allow the Company to acquire additional business with no immediate capital investment.


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

Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND STOCKHOLDER
         MATTERS

TST/Impreso, Inc.'s common stock is quoted on the Nasdaq National Market ("NNM") under the symbol "TSTI" The high and low closing prices for the Company's common stock, as reported on the NNM, are as follows:

                                                                    Price Range
                                                                    -----------
                                                                High            Low
                  1997 Fiscal Year and Period
                  ---------------------------
                  First quarter (Sep.- Nov.)                  $7.875          $5.375
                  Second quarter (Dec.-Feb.)                   9.375           7.625
                  Third quarter (Mar.-May)                    12.750           6.500
                  Fourth quarter (June-Aug.)                  16.625          12.625

                                                                    Price Range
                                                                    -----------
                                                                High            Low
                  1998 Fiscal Year and Period
                  ---------------------------
                  First quarter (Sep.- Nov.)                  $13.50          $8.25
                  Second quarter (Dec.-Feb.)                   12.3125         7.375
                  Third quarter (Mar.-May)                     12.00           4.375
                  Fourth quarter (June-Aug.)                    4.50           2.75

On November 20, 1998, the closing price for the Company's common stock on NNM was $1.84.

As of November 20, 1998, the Company's common stock was held by approximately 897 stockholders of record, including holdings through nominee or street name accounts with brokers.

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

On September 29, 1998, the Company received notice from The Nasdaq Stock Market that the Company's common stock was failing to maintain a market value of public float greater than or equal to $5,000,000 in accordance with Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for the Nasdaq National Market. The market value of public float is calculated by multiplying the number of shares of common stock held by non-affiliates times the closing bid price. Compliance requires that for a minimum of ten consecutive trading days the closing bid price of the Company's common stock is a multiple sufficient to place the value of public float greater than $5 million. As of November 20, 1998, that would require a closing bid price of approximately $3.87. The Company is currently in compliance with all of the remaining maintenance standard requirements, such as net tangible assets and minimum bid price. The Company has been provided ninety
(90) days in which to regain compliance. If the Company can not demonstrate compliance within the time frame provided, the Company's securities may be delisted on December 28, 1998. The Company intends to seek a hearing from the Nasdaq Stock Market Hearing Committee for further procedural remedies to stay the delisting. In addition, management is reviewing various responses to the situation in order to achieve compliance with Market Place Rule 4450(a)(2).

If the Company's common stock is delisted from the Nasdaq National Market, the Company may apply for listing on the Nasdaq Small Cap Market. There can be no assurance, however, that the Company will qualify for such listing or can remain in compliance with the Nasdaq Small Cap Market maintenance standards. If the Company does not qualify for listing on either of the Nasdaq markets, the Company may apply for listing on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time information on over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange. Management has commenced preliminary discussions concerning taking the Company private with a financial investment partner.


ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended August 31, 1998. The historical financial data has been derived from the audited financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

                           SELECTED FINANCIAL DATA (a)
                             Years Ended August 31,

                                     -------------------------------------------------------------------------------------
                                          1998           1997              1996              1995                1994
--------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of
Operations Data:
----------------
Net Sales                            $ 50,666,085   $ 33,634,248      $ 47,722,988      $ 37,036,456        $ 25,924,000
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
before extraordinary item              (1,084,509)     (476 ,755)        3,005,459         2,480,004             577,695
--------------------------------------------------------------------------------------------------------------------------
Extraordinary item
(net of taxes)                                ---            ---           296,291(b)        523,326(b)              ---
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                      (1,084,509)      (476,755)        3,301,750         3,003,330             577,695
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
common share:
-------------
Income (loss) before
extraordinary item                          (0.20)         (0.09)             0.59              0.62                0.14
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                           (0.20)         (0.09)             0.65              0.75                0.14
--------------------------------------------------------------------------------------------------------------------------
Consolidated
Balance Sheet Data:
-------------------
Total assets                           23,519,946     18,225,900        17,016,740        14,586,211          11,433,934
--------------------------------------------------------------------------------------------------------------------------
Long-term debt (excluding
current maturities)                     2,697,512      1,007,038         1,091,789         3,602,917           5,461,747
--------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                 $ 11,798,921   $ 12,883,430      $ 12,978,058      $  3,725,825        $    722,495
--------------------------------------------------------------------------------------------------------------------------

Notes to Selected Financial Data

     (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

     (b) Early extinguishment of debt.


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


RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1998, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1997

Net Sales--- Net sales for Fiscal 1998, increased $17 million, or 51%, to $50.7 million as compared to $33.6 million for Fiscal 1997, as a result of: the Company's shift of emphasis from sales of continuous forms, a saturated declining market, to cut sheets, a growing market; the introduction of IBM branded products; and increased sales to one customer, Staples. Sales of continuous forms for Fiscal 1998, decreased to 56.4% as a percentage of net sales as compared to 74.6% of net sales in Fiscal 1997, while cut sheet products increased to 36.2% in Fiscal 1998, as a percentage of net sales, as compared to 17.1% in Fiscal 1997. The Company also increased its sales to Staples which represented approximately 34% of sales in Fiscal 1998, as compared to 8.5% of sales for Fiscal 1997. In Fiscal 1998 the Company recorded its first sales of IBM branded products. Management believes that the sales of IBM branded products are not at the expense of existing market share, but have contributed to the Company's increased revenues in Fiscal 1998.

Gross Profit--- Gross profit for Fiscal 1998, increased $1.3 million, or 36.4%, to $5.0 million as compared to $3.7 million in Fiscal 1997. The dollar increase was the result of increased revenues. Costs of sales as a percentage of net sales remained relatively stable at 90% in Fiscal 1998, as compared to 89% in Fiscal 1997. Although gross profit and net sales increased, the Company's gross profit percentage decreased to 10% for Fiscal 1998, as compared to 11% for Fiscal 1997, as a result of sales of lower margin products, such as plain cut sheet paper, comprising a significantly larger percentages of net sales for that period. The decreased gross profit percentage also reflects the continued trend of declining raw material prices and reduced selling prices of finished goods below the raw material cost reduction. Management believes that raw material selling prices will not continue on the downward trend in Fiscal 1999. Management believes that raw material paper suppliers have reached the bottom of the break even price curve for their products. However, the continuing oversupply will still create downward pressure on the finished goods selling prices, creating a further squeeze on the profit margins of manufacturers such as the Company. The Company has responded to this trend by construction of the clean room facility at its Texas Plant in Fiscal 1998, where specialty surface cut sheets are manufactured. Management believes that these products will be less vulnerable to commodity paper price fluctuations.

Selling, General and Administrative Expenses--- SG&A expenses for Fiscal 1998, were $5.9 million, or 11.7% of net sales, as compared to $4.1 million, or 12.2 % of net sales for Fiscal 1997. SG&A as a percentage of net sales did not decrease significantly in Fiscal 1998, even though net sales rose over 50%, due to extensive promotional rebate programs initiated in the Company's second quarter of Fiscal 1998.

Interest Expense--- Interest Expense increased by $284,000, or 103.2%, to $559,000 for Fiscal 1998, as compared to $275,000 for Fiscal 1997. This increase is primarily attributable to increased borrowings under the Company's revolving line of credit. The increased borrowings reflected the Company's increased inventory and accounts receivable as of August 31, 1998, as compared to August 31, 1997.

Income Taxes--- The Company recorded a tax benefit of $318,600 for Fiscal 1998, as compared to a $7,600 tax benefit for Fiscal 1997. The benefits recorded resulted primarily from losses sustained by the Company for Fiscal 1998.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1997, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1996

Net Sales--- Net sales for Fiscal 1997, decreased $14.1 million, or 29.5%, to $33.6 million as compared to $47.7 million for the year ended August 31, 1996, ("Fiscal 1996") as a result of the market adjustment to increased raw material paper inventories, an unfavorable pricing environment, and the resulting loss of sales to Staples which represented 22% of sales in Fiscal 1996, as compared to 8.5% of sales for Fiscal 1997. Sales to Staples represented approximately 34% of the Company's revenues in Fiscal 1998. Sales of continuous forms for Fiscal 1997, decreased by $15 million, or 38%, to $25 million as compared to $40 million for Fiscal 1996, while cut sheet products increased 35%, or $1.5 million, to $5.8 million for Fiscal 1997, as compared to $4.3 million in Fiscal 1996.

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

Income Taxes--- The Company had a $7,600 benefit from income taxes for Fiscal 1997, as compared to a $1.6 million tax provision for Fiscal 1996. The decrease was primarily due to decreased pre-tax profits.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1.6 million, or 93.3%, from $1.8 million in Fiscal 1997 to $118,000 in Fiscal 1998, primarily due to cash used for operating activities and the Company paying down its revolving line of credit.

Borrowings under the Company's line of credit increased $2.8 million, or 98%, to $5.6 million at August 31, 1998, as compared to $2.8 million at August 31, 1997, primarily as a result of the Company increasing its raw material and finished goods inventories to prepare for new brand and product introductions, and as a result of increased accounts receivables.

Working capital decreased to $8.1 million at August 31, 1998, from $9.9 million at August 31, 1997, a decrease of $1.8 million or 18.2%. This decrease is primarily attributable to the increased borrowings on the Company's line of credit and a decrease in cash and cash equivalents.

In May 1998, the Company entered into an agreement with its existing lender for a one year revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment, goodwill associated with the Company's trademark IMPRESO, and a personal guarantee of Mr. Sorokwasz, Chairman of the Board and President of the Company, and Trustee of the Trust which is the largest single shareholder of the Company. The new agreement provides for a revolving line of credit of $12 million, interest at prime plus 3/4%, and a decreased unused line fee. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 3/4% (9.25% at August 31, 1998), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 1998, there was a $2.3 million borrowing capacity remaining under the $12 million revolving line of credit. The revolving credit line will mature in May 1999. In February 1999, the Company will explore all options from its existing and other financial institutions to negotiate financing on its revolving credit facility. Management believes it will be able to secure such financing on terms at least as favorable as its existing revolving line of credit. Its current lender has offered a new financing agreement for a period of one to two years.

The Company believes that the funds available under the revolving credit line facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company, no extraordinary adverse events, and the renewal of the Company's line of credit on favorable terms. There can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company in Fiscal 1998, may require the Company to obtain additional capital to pursue an acquisition or for the addition of new manufacturing facilities. If that should occur, the funds required for the potential acquisition or new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 1998, the Company did not own market risk sensitive instruments entered into for trading purposes or entered into for purposes other than trading. The Company's international sales are not sufficient to create a material foreign exchange rate risk; therefore the Company does not promulgate policies for managing such risks.


IMPACT OF INFLATION

Inflation is not expected to have a significant impact on the Company's business.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Annual Report contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to continue to maintain sales to justify capital expenses, and its ability to generate additional sales to meet business expansion, and its ability to renew its line of credit on favorable terms. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory required in the Company's business, loss of any significant customer, and termination of contracts essential to the Company's business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
         DATA

         Index to Consolidated Financial Statements                         F-1

         Report of Independent Public Accountants                           F-2
         Consolidated Balance Sheets as of August 31, 1998
         and 1997                                                           F-3

         Consolidated Statements of Operations for the Years
         Ended August 31, 1998, 1997, and 1996                              F-5

         Consolidated Statements of Stockholders' Equity
         for the Years Ended August 31, 1998, 1997, and 1996                F-6

         Consolidated Statements of Cash Flows for the Years
         Ended August 31, 1998, 1997, and 1996                              F-7

         Notes to Consolidated Financial Statements                         F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning this item, see "Item 1. Business--Executive Officers of the Company" of Part I hereof and the table and text under the caption "Name of Nominee and Certain Biographical Information" in the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on January 26, 1999, (the "Proxy Statement"), which information is incorporated herein by reference.


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

                                TST/Impreso, Inc.

                          By: /s/Marshall D. Sorokwasz
                              ------------------------
                          Marshall D. Sorokwasz, President

Dated:  November 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                      Title                                   Date
---------                                      -----                                   ----

/s/Marshall D. Sorokwasz            Chairman of the Board,                      November 24, 1998
------------------------            President, Principal Executive
Marshall D. Sorokwasz               Officer, and Treasurer


/s/Richard D. Bloom                 Senior Vice President of Operations,        November 24, 1998
-------------------                 Director
Richard D. Bloom


/s/Donald E. Jett                   Secretary, Director                         November 24, 1998
-----------------
Donald E. Jett


/s/Susan M. Atkins                  Vice President of Finance,                  November 24, 1998
------------------                  Principal Financial Officer,
Susan M. Atkins                     Principal Accounting Officer


/s/Jay W. Ungerman                  Director                                    November 24, 1998
------------------
Jay W. Ungerman


/s/Robert F. Troisio                Director                                    November 24, 1998
--------------------
Robert F. Troisio


/s/Bob L. Minyard                   Director                                    November 24, 1998
-----------------
Bob L. Minyard

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Page
                                                                                        ----

              Report of Independent Public Accountants                                  F-2

              Consolidated Balance Sheets as of August 31, 1998
              and 1997                                                                  F-3

              Consolidated Statements of Operations for the Years
              Ended August 31, 1998, 1997 and 1996                                      F-5

              Consolidated Statements of Stockholders' Equity
              for the Years Ended August 31, 1998, 1997 and 1996                        F-6

              Consolidated Statements of Cash Flows for the Years
              Ended August 31, 1998, 1997 and 1996                                      F-7

              Notes to Consolidated Financial Statements                                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of TST/Impreso, Inc.:

We have audited the accompanying consolidated balance sheets of TST/Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TST/Impreso, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles.





                                      ARTHUR ANDERSEN LLP

Dallas, Texas,
October 12, 1998

PART ONE:              FINANCIAL INFORMATION


ITEM 1:                FINANCIAL STATEMENTS


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    August 31,           August 31,
                                                                                       1998                 1997
                                                                                    ----------           ----------

Current assets:
   Cash and cash equivalents                                                       $    117,840         $  1,766,274
   Trade accounts receivable, net of allowance for doubtful accounts
   of $190,000 at August 31, 1998, and $130,000 at August 31, 1997                    6,234,005            2,120,168
   Income tax receivable                                                                479,329              320,202
   Investments in marketable securities                                                  11,088              978,463
   Inventories                                                                        9,189,973            7,889,949
   Prepaid expenses and other                                                           294,590              516,971
   Deferred income tax assets                                                            64,600               44,200
                                                                                   ------------         ------------
            Total current assets                                                     16,391,425           13,636,227
                                                                                   ------------         ------------


Property, plant and equipment, at cost                                               16,217,627           12,923,242
   Less-Accumulated depreciation                                                     (9,117,371)          (8,765,160)
                                                                                   ------------         ------------

            Net property, plant and equipment                                         7,100,256            4,158,082
                                                                                   ------------         ------------

Other assets                                                                             28,265              431,591
                                                                                   ------------         ------------

            Total assets                                                           $ 23,519,946         $ 18,225,900
                                                                                   ============         ============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  August 31,          August 31,
                                                                                     1998                1997
                                                                                 ------------        ------------

Current liabilities:
   Accounts payable                                                              $  1,578,938        $    434,331
   Accrued liabilities                                                              1,048,448             319,305
   Current maturities of long-term debt                                                29,095               5,383
   Line of credit                                                                   5,602,601           2,836,184
   Prepetition liabilities:
     Current maturities of prepetition taxes payable                                   25,722              25,722
     Current maturities of long-term debt                                              49,227              72,187
                                                                                 ------------        ------------

           Total current liabilities                                                8,334,031           3,693,112


     Deferred income tax liability                                                    689,482             642,320
     Long-term portion of prepetition debt, net of current maturities                 919,508             991,221
     Long-term debt, net of current maturities                                      1,778,004              15,817
                                                                                 ------------        ------------

           Total liabilities                                                       11,721,025           5,342,470
                                                                                 ------------        ------------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares
     issued and outstanding                                                              --                  --
   Common Stock, $.01 par value; 15,000,000 shares authorized;
     5,292,780 issued and outstanding                                                  52,928              52,928
   Warrants                                                                               110                 110
   Additional paid-in capital                                                       6,319,572           6,319,572
   Retained earnings                                                                5,426,311           6,510,820
                                                                                 ------------        ------------

           Total stockholders' equity                                              11,798,921          12,883,430
                                                                                 ------------        ------------

           Total liabilities and stockholders' equity                            $ 23,519,946        $ 18,225,900
                                                                                 ============        ============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Years Ended August 31,
                                                                               ----------------------
                                                                    1998                 1997                1996
                                                                  -------              -------              -------

Net sales                                                      $ 50,666,085         $ 33,634,248         $ 47,722,988
Cost of sales                                                    45,612,279           29,927,909           38,290,812
                                                               ------------         ------------         ------------

      Gross profit                                                5,053,806            3,706,339            9,432,176
                                                               ------------         ------------         ------------


Other costs and expenses:
      Selling, general and administrative                         5,942,470            4,116,398            4,551,029
      Interest expense                                              558,863              275,057              377,528
      Other income, net                                             (44,409)            (200,738)             (54,047)
                                                               ------------         ------------         ------------

      Total other costs and expenses                              6,456,924            4,190,717            4,874,510
                                                               ------------         ------------         ------------

Income (loss) before income tax expense and
  extraordinary gain                                             (1,403,118)            (484,378)           4,557,666

Income tax expense (benefit):
      Current                                                      (345,675)             (38,125)           1,475,376
      Deferred                                                       27,066               30,502               76,831
                                                               ------------         ------------         ------------
      Total income tax expense (benefit)                           (318,609)              (7,623)           1,552,207

Income (loss) before extraordinary gain                          (1,084,509)            (476,755)           3,005,459

Extraordinary gain from debt reduction and
  restructuring due to bankruptcy, net of
  tax effect of $157,516                                               --                   --                296,291
                                                               ------------         ------------         ------------

Net income (loss)                                              $ (1,084,509)        $   (476,755)        $  3,301,750
                                                               ============         ============         ============


Income (loss) per share (basic and diluted):
  Income (loss) before extraordinary gain                      $      (0.20)        $      (0.09)        $       0.59
  Extraordinary gain                                                   --                   --                   0.06
                                                               ------------         ------------         ------------

      Net income (loss) per common share                       $      (0.20)        $      (0.09)        $       0.65
                                                               ============         ============         ============

Weighted average shares outstanding                               5,292,780            5,257,667            5,094,637


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common Stock       Additional
                                        $.01 Par Value        Paid-In                  Retained    Treasury
                                      Shares      Amount      Capital    Warrants      Earnings      Stock        Total
                                      ------      ------      -------    --------      --------      -----        -----

Balance, August 31, 1995             4,000,000   $ 40,000   $      --      $ --       $ 3,685,825     $ --     $  3,725,825
   Warrants                               --         --            --         110            --         --              110
   Net income                             --         --            --        --         3,301,750       --        3,301,750
   Sale of stock                     1,247,730     12,477     5,937,896      --              --         --        5,950,373
                                     ---------   --------   -----------    ------     -----------     ------   ------------

Balance, August 31, 1996             5,247,730     52,477     5,937,896       110       6,987,575       --       12,978,058
   Net loss                               --         --            --        --          (476,755)      --         (476,755)
   Stock options exercised
    (including tax benefit of
    $111,452)                           45,050        451       381,676      --              --         --          382,127
                                     ---------   --------   -----------    ------     -----------     ------   ------------

Balance, August 31, 1997             5,292,780     52,928     6,319,572       110       6,510,820       --       12,883,430
   Net Loss                               --         --            --        --        (1,084,509)      --       (1,084,509)
                                     ---------   --------   -----------    ------     -----------     ------   ------------

Balance, August 31, 1998             5,292,780   $ 52,928   $ 6,319,572    $  110     $ 5,426,311     $ --     $ 11,798,921
                                     =========   ========   ===========    ======     ===========     ======   ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended August 31,

                                                                                 1998                 1997                 1996
                                                                                -------              -------              -------

Cash Flows From Operating Activities:
       Net income (loss)                                                     $ (1,084,509)        $   (476,755)        $  3,301,750
       Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities-
          Extraordinary gain                                                         --                   --               (453,807)
          Depreciation and amortization                                           352,211              392,427              369,114
          Deferred income taxes                                                    27,066              141,954               76,831
          (Increase) decrease in accounts receivable, net                      (4,113,837)             770,243              642,611
          (Increase) decrease in income tax receivable                           (159,127)            (320,202)                --
          (Increase) decrease in investments in marketable securities             967,375             (728,463)            (250,000)
          (Increase) decrease in inventories                                   (1,300,024)          (1,546,218)             269,773
          (Increase) decrease in prepaid expenses and other                       222,381             (215,240)             (34,701)
          Increase (decrease) in accounts payable                               1,144,607           (1,129,331)             547,533
          Increase (decrease) in accrued liabilities                              729,143               10,184             (184,434)
          Increase (decrease) in accrued bonuses                                     --               (175,000)            (365,539)
          Increase (decrease) in other assets                                     403,326              282,114             (228,833)
                                                                             ------------         ------------         ------------

             Net cash provided by (used in) operating activities               (2,811,388)          (2,994,287)           3,690,298
                                                                             ------------         ------------         ------------


Cash Flows From Investing Activities:
       Additions to property, plant and equipment                              (3,294,689)            (457,377)            (641,967)
       Sales of property, plant, and equipment, net                                  --                   --                    189
       Change in other noncurrent assets, net                                        --                   --               (224,766)
                                                                             ------------         ------------         ------------

             Net cash used in investing activities                             (3,294,689)            (457,377)            (866,544)
                                                                             ------------         ------------         ------------

Cash Flows From Financing Activities:
       Borrowings (payments) on line of credit, net                             2,766,417            2,697,793           (3,704,692)
       Payments on prepetition debt                                               (94,673)            (100,047)          (2,710,533)
       Borrowings (payments) on post petition debt, net                         1,785,899              (18,878)             (82,697)
       Proceeds from exercise of stock options                                       --                270,675                 --
       Sale of common stock and warrants                                             --                   --              5,950,482
                                                                             ------------         ------------         ------------

             Net cash provided by (used in) financing activities                4,457,643            2,849,543             (547,440)
                                                                             ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                           (1,648,434)            (602,121)           2,276,314

Cash and cash equivalents, beginning of year                                    1,766,274            2,368,395               92,081
                                                                             ------------         ------------         ------------

Cash and cash equivalents, end of year                                       $    117,840         $  1,766,274         $  2,368,395
                                                                             ------------         ------------         ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF BUSINESS:

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets. TST/Impreso, Inc.'s product line consists of standard continuous computer stock business forms for use in computer printers; thermal facsimile paper for use in thermal facsimile machines; and cut sheet paper for use in copying machines, plain paper facsimile machines, laser printers, and ink-jet printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").

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

The Company sells its paper products to dealers and other resellers of paper and film products for commercial and home use. The Company reviews all existing customers' financial condition periodically and monitors average days outstanding in accounts receivable. Receivables are generally due 30 days from sale. There have been no unusual credit losses relating to customers. No customer accounted for 10% or more of gross sales for the year ended August 31, 1997.

One customer accounted for approximately 34% and 22% of gross sales, and 48% and 5% of accounts receivable for the year ended August 31,1998, and August 31, 1996, respectively.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


     Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Investments

At August 31, 1997, the Company's investments primarily consisted of common stock of an unrelated publicly traded company. Historical cost approximates fair value at August 31, 1997. In accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the investment was classified as a trading security due to the securities' liquidity and the Company's intent to not hold the securities until maturity. In the fiscal year ending August 31, 1998, this investment was sold and the related loss of approximately $19,000 was included in other income, net in the accompanying Consolidated Statement of Operations.

     Inventories

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market, and include material, labor, and factory overhead.

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

     Other Income, Net

Other income, net, consists primarily of gain/loss on sale of property, plant, and equipment, gain/loss on sale of investments, and interest income.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


     Cash Flow Information

Cash paid for interest during the fiscal years 1998, 1997, and 1996, was $558,863, $275,057, and $377,528, respectively. See Note 3 for discussion of noncash amounts related to the extraordinary item in 1996. Cash paid for income taxes during the fiscal years 1998, 1997, and 1996, was $47,295, $101,238 and $1,813,263, respectively.

     Earnings Per Common Share

Earnings per share is based on the weighted average number of common shares outstanding. Common share equivalents have not been included in the computation of earnings per share as they are anti-dilutive.

     Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, "Disclosures About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and investments-

       The carrying amount approximates fair value.

     Long-term debt-

       Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt at August 31, 1998, is approximately $8.2 million.

       The fair market value of the Company's debt is less than what the Company will pay. This is the result of the Company obtaining favorable interest rates on its prepetition debt.

     Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.


3. EXTRAORDINARY ITEM:

During the year ended August 31, 1996, the Company recorded a noncash extraordinary gain totaling $296,291, net

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


of related income tax expense of $157,516. The extraordinary gain primarily resulted from the Company's early extinguishment of two notes payable to financial institutions with an aggregate face amount of approximately $3.1 million for a negotiated discounted amount of approximately $2.6 million.


4. INVENTORIES:

Inventories consisted of the following:

                                                          AUGUST 31,
                                                          ----------
                                                  1998                    1997
                                                  ----                    ----

           Finished goods                     $ 4,303,003             $ 3,915,325
           Raw materials                        4,266,114               3,493,589
           Supplies                               574,823                 455,738
           Work-in-process                         46,033                  25,297
                                              -----------             -----------
           Total                              $ 9,189,973             $ 7,889,949
                                              ===========             ===========


5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                              AUGUST 31,
                                                              ----------
                                                       1998                 1997
                                                       ----                 ----

         Buildings and equipment                  $ 14,484,171         $ 11,335,852
         Furniture, fixtures, and other              1,733,456            1,587,390
                                                  ------------         ------------
                                                    16,217,627           12,923,242
         Less-Accumulated depreciation              (9,117,371)          (8,765,160)
                                                  ------------         ------------
         Net property, plant and equipment        $  7,100,256         $  4,158,082
                                                  ============         ============

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


6. LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

                                                                                                 AUGUST 31,
                                                                                                 ----------
                                                                                           1998            1997
                                                                                           ----            ----

    Note payable to a commercial financial corporation under revolving credit line maturing May 1999, secured by inventories, trade accounts receivable, equipment, goodwill associated with the Company's trademark IMPRESO (no value on financial statements) and a personal guarantee by the trustee of a a trust which is a majority shareholder, interest payable monthly at prime
    plus 3/4% (9.25% at August 31,1998).                                                $ 5,602,601     $ 2,836,184

    Note payable to commercial financial corporation, secured, payable in
    monthly installments, interest rate at 1.3%.                                             15,818          21,200

    Financing lease payable to a commercial financial corporation, payable in
    monthly installments, lease factor at 7.25%.                                             62,265             ---

    Note payable to a bank secured by property, payable in monthly installments of $14,391.22 (including interest at 4.5% above the 11th District Cost of
    Funds rate, adjusted every six (6) months) 9.5% at August 31, 1998.                   1,710,658             ---

    Note payable to a commercial financial corporation, secured, payable in
    monthly installments, interest rate of 6.7%.                                             18,358             ---

    Prepetition-

    Prepetition taxes payable                                                                25,722          51,444

    Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2003, at which time the
    remaining balance becomes due and payable.                                              570,220         590,011

    Other notes payable, secured by one or more of the following: a personal guarantee by the trustee of a trust which is a majority shareholder, and certain property, plant, and equipment, maturity dates to 2023,
    interest rates ranging from 4% to 8%.                                                   398,515         447,675
                                                                                        -----------     -----------

               Total                                                                      8,404,157       3,946,514

    Less-current maturities                                                              (5,706,645)     (2,939,476)
                                                                                        -----------     -----------

    Long-term debt                                                                      $ 2,697,512     $ 1,007,038
                                                                                        ===========     ===========


                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


Prepetition amounts listed above represent the renegotiated amounts and terms under the plan of reorganization.

The revolving credit line is limited to the lesser of $12,000,000 or a percentage of eligible trade accounts receivable and inventories, as defined. The availability of the revolving credit line was $2,331,000 as of August 31, 1998. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of August 31, 1998 and 1997, the Company was in compliance with all covenants.

For purposes of the following future maturities schedule, the line of credit is shown below as a current maturity as borrowings are limited to accounts receivable and inventories.

Future maturities of long-term debt and line of credit at august 31, 1998, are as follows:

                     1999               $ 5,706,645
                     2000                    65,179
                     2001                    72,231
                     2002                    72,179
                     2003                   496,134
                     Thereafter           1,991,789
                                        -----------
                                        $ 8,404,157
                                        ===========


7. LEASE AGREEMENTS:

The Company is obligated under various operating leases for equipment, which expire at various dates through 2003. Future annual minimum lease payments as of August 31, 1998, are as follows:

                     1999               $ 195,456
                     2000                 190,095
                     2001                 183,776
                     2002                 181,500
                     2003                 170,250
                     Thereafter            53,000
                                        ---------
                                        $ 974,077
                                        =========

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


8. COMMITMENTS AND CONTINGENCIES:

     Legal-

       In the opinion of management, the Company has no pending legal proceedings which could have a material adverse effect on the results of operations or financial position of the Company.

     Significant Contract-

       In April 1997, the Company entered into a non-exclusive agreement with International Business Machines ("IBM") to manufacture and to distribute certain selected products carrying the IBM logo. The Company is required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the contract. The contract, under certain circumstances, may be canceled by either party upon 120 days written notice.


9. INCOME TAXES:

The Company utilizes the Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes" ("SFAS No. 109"), which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes.

Significant components of deferred income taxes at August 31, 1998 and 1997, were as follows:

                                                           AUGUST 31,
                                                           ----------
                                                      1998            1997
                                                      ----            ----

Deferred income tax assets-current:
  Allowance for doubtful accounts receivable       $   64,600      $   44,200

Deferred income tax liability-long term:

  Tax over book depreciation and amortization        (689,482)       (642,320)
                                                   ----------      ----------

Net deferred income tax liabilities                $ (624,882)     $ (598,120)
                                                   ==========      ==========

Substantially all of the net operating loss generated during fiscal year 1998 can be carried back to the 1996 tax reporting year.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 1998, 1997, and 1996, as follows (amounts include effects of extraordinary gain):

                                                                1998              1997             1996
                                                                ----              ----             ----

     Federal income taxes at statutory rate                $  (467,987)      $  (164,689)      $ 1,703,901

     State taxes, net of federal income tax benefit              9,874           112,613            64,363

     Tax effect of nondeductible items                          20,810            32,933            12,870

     Alternative minimum taxes                                 118,694              ---               ---

     AMT credit utilized                                          ---               ---           (259,545)

     Other                                                        ---             11,520           188,134
                                                           -----------       -----------       -----------

     Income tax expense (benefit)                          $  (318,609)      $    (7,623)      $ 1,709,723
                                                           ===========       ===========       ===========


10. RELATED PARTY TRANSACTIONS:

The Sorokwasz Irrevocable Trust, whose trustee is the president of the Company, and the senior vice president of the Company own 44.09% and 15.84%, respectively, of the outstanding common stock as of August 31, 1998.


11. STOCK OPTIONS:

The Company sponsors a stock option plan (the "Plan") for certain employees and directors. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally become exercisable ratably at various dates through 2001 at an exercise price of not less than the fair market value at the grant date. The options generally expire 10 years after date of grant.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures for fiscal years beginning after December 15, 1995, of net income and earnings per share as if the fair value method had been applied.

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1998, 1997 and 1996 would have been a reduction in the Company's net income, or increase in net loss of approximately, $193,000, $155,000 and $130,000, respectively, and a reduction in earnings per share, or increase in net loss per share of approximately, $.04, $.03 and $.03, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: expected volatility of 60%, 48%, and 48%; risk-free interest rate of 5.45%, 6.33%, and 5.84%; expected lives of five years; and no expected dividends.

At August 31, 1998, the outstanding options of 274,350 shares have exercise prices ranging from $5.375 to $12.75 (fair market value on dates of grant) and an average remaining contractual life of 7.2 years. The fair value of options granted during the years ended August 31, 1998, 1997 and 1996, calculated using the Black-Scholes option-pricing model, was approximately $7,600 ($5.48 per share), $96,000 ($3.87 per share) and $795,000 ($2.97 per share), respectively. Exercisable options total 185,812 shares and are exercisable at a weighted average exercise price of $6.07.

The following table summarizes stock option activity under the Plan:

                                                                                                           Weighted
                                                                                      Available for        Average
                                                        Reserved        Granted         for Grant           Price
                                                     --------------- ---------------  ---------------  -----------------

    August 31, 1995                                       ---                   ---          400,000         N/A
    Granted                                               ---               295,800         (295,800)      $ 6.01
    Canceled                                              ---                (3,600)           3,600       $ 6.00
                                                      ---------            --------         --------
    August 31, 1996                                       ---               292,200          107,800       $ 6.01
    Exercised                                             ---               (45,050)             ---       $ 6.01
    Canceled                                              ---                (1,800)           1,800       $ 6.00
    Granted                                               ---                27,500          (27,500)      $ 7.69
                                                      ---------            --------         --------

    August 31, 1997                                       ---               272,850           82,100       $ 6.17
    Granted                                               ---                 1,500           (1,500)      $ 9.69
                                                      ---------            --------         --------
    August 31, 1998                                       ---               274,350           80,600       $ 6.19
                                                      =========            ========         ========

In connection with the Company's initial public offering ("IPO"), the Company issued warrants to its underwriters for $.001 per warrant to purchase an aggregate of 110,000 shares of common stock, which warrants became exercisable on October 5, 1996, for four years at an exercise price of $7.20 per share. At the time of the IPO, the Company also issued a warrant to a consultant for 10,000 shares of common stock, which became exercisable October 5, 1996, for a period of four years, at an exercise price of $6.60 per share, which represents a price above the fair market value on the date of grant. The Company also issued a warrant to a consultant for 10,000 shares of common stock, exercisable for a period of five years from December 1, 1995, at an exercise price of $7.20 per share, which represents a price above the fair market value on the date of grant.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


12.  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") in Fiscal 1998. SFAS No. 128 requires the replacement of primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted EPS considers the effect of Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. For the fiscal year ended August 31, 1998, the assumed exercise of outstanding in-the money stock options and conversion of warrants had an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at August 31, 1998.


13.  EMPLOYEE 401 (K) PLAN:

In February 1996, the Company implemented an employee 401(k) plan. The plan is administered by a national brokerage firm and administrative fees associated with the plan are funded by the plan. The Company's contribution is discretionary and currently matches 10% of the first 5% of the participating employees' contribution to their 401(k) accounts. Contributions by the Company were $15,639, $14,828, and $9,567 for the years ended August 31, 1998, 1997, and
1996, respectively.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                         Page
                                                                         ----

         Report of Independent Public Accountants                        S-2

         Schedule II- Valuation and Qualifying Accounts                  S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of TST/Impreso, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 12, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                               ARTHUR ANDERSEN LLP

Dallas, Texas,
October 12, 1998

                                                                     SCHEDULE II


                     TST/IMPRESO, INC. AND SUBSIDIARIES (a)

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996


                                                                                       Additions
                                                         Balance at      Additions      Charged                         Balance at
                                                          Beginning       Charged       to other                          End of
                                                          of Period      to Income      Accounts      Deductions          Period
                                                        -------------   ------------  ------------  --------------    --------------

August 31, 1998:
   Allowance for doubtful accounts                        $ 130,000      $ 120,000           --      $  (60,000) (b)    $ 190,000

                                                          ---------      ---------      ---------    ----------         ---------

               Total reserves and allowances              $ 130,000      $ 120,000           --      $  (60,000)        $ 190,000
                                                          ---------      ---------      ---------    ----------         ---------

August 31, 1997:
   Allowance for doubtful accounts                        $ 163,633           --             --      $  (33,633) (b)    $ 130,000

                                                          ---------      ---------      ---------    ----------         ---------

               Total reserves and allowances              $ 163,633           --             --      $  (33,633)        $ 130,000
                                                          ---------      ---------      ---------    ----------         ---------


August 31, 1996:
   Allowance for doubtful accounts                        $ 200,000           --             --      $  (36,367) (b)    $ 163,633

                                                          ---------      ---------      ---------    ----------         ---------

               Total reserves and allowances              $ 200,000           --             --      $  (36,367)        $ 163,633
                                                          ---------      ---------      ---------    ----------         ---------




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