Form 10-Q
period 1998-11-30
TST/IMPRESO INC
filed 1999-01-14
CIK 947219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1998

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

        Yes  X                                             No
            ---                                               ---


Indicate the number of shares outstanding of each of the issurers' classes of Common Stock as of the latest practical date.


Class of Common Stock                     Shares outstanding at January 13, 1999
---------------------                     -------------------------------------
  $0.01 Par Value                                       5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                NOVEMBER 30, 1998

                                      INDEX


PART 1.  FINANCIAL INFORMATION                                     PAGE NUMBER
Item 1.  Consolidated Financial Statements:

         Interim Consolidated Balance Sheets as of November,
         30, 1998, (Unaudited) and August 31, 1998                    1

         Interim Consolidated Statements of Operations for the
         Three Months Ended November 30, 1998, and 1997
         (Unaudited)                                                  3

         Interim Consolidated Statements of Cash Flows for the
         Three Months Ended November 30, 1998, and 1997
         (Unaudited)                                                  4

         Notes to Interim Consolidated Financial Statements           5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                           14

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      November 30, 1998   August 31,1998
                                                                         (Unaudited)
                                                                         ------------      -------------
 Current assets:
    Cash and cash equivalents                                            $    259,503      $    117,840
    Trade accounts receivable, net of allowance for
     doubtful accounts of $ 210,227 at November 30,1998
     and $190,000 at August 31, 1998                                        5,542,534         6,234,005
    Income tax receivable                                                     479,329           479,329
    Investments in marketable securities                                       11,088            11,088
    Inventories                                                             9,271,496         9,189,973
    Prepaid expenses and other                                                309,670           294,590
    Deferred income tax assets                                                 85,000            64,600
                                                                         ------------      ------------

                                   Total current assets                    15,958,620        16,391,425
                                                                         ------------      ------------

 Property, plant and equipment, at cost                                    16,259,192        16,217,627
    Less-Accumulated depreciation                                          (9,237,729)       (9,117,371)
                                                                         ------------      ------------

                                   Net property, plant and equipment        7,021,463         7,100,256
                                                                         ------------      ------------


    Other assets                                                               36,702            28,265
                                                                         ------------      ------------

                                   Total assets                          $ 23,016,785      $ 23,519,946
                                                                         ============      ============


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            November 30,1998  August 31,1998
                                                                               (Unaudited)
                                                                               -----------     -----------
 Current liabilities:
    Accounts payable                                                           $ 2,820,710     $ 1,578,938
    Accrued liabilities                                                            849,686       1,048,448
    Current maturities of long-term debt                                            29,308          29,095
    Line of credit                                                               3,920,579       5,602,601
    Prepetition liabilities:
      Current maturities of prepetition taxes payable                               25,722          25,722
      Current maturities of long-term debt                                          49,699          49,227
                                                                               -----------     -----------

                                Total current liabilities                        7,695,704       8,334,031
                                                                               -----------     -----------

    Deferred income tax liability                                                  711,738         689,482
    Long-term portion of prepetition debt, net of current maturities               903,880         919,508
    Long-term debt, net of current maturities                                    1,769,841       1,778,004
                                                                               -----------     -----------

                                Total liabilities                               11,081,163      11,721,025
                                                                               -----------     -----------

 Commitments and contingencies

 Stockholders' equity:
    Preferred Stock, $.01 par value; 5,000,000 shares authorized;
      0 shares issued and outstanding                                                   --              --
    Common Stock, $.01 par value; 15,000,000 shares authorized;
      5,292,780 shares issued and outstanding                                       52,928          52,928
    Warrants                                                                           110             110
    Additional paid-in capital                                                   6,319,572       6,319,572
    Retained earnings                                                            5,563,012       5,426,311
                                                                               -----------     -----------

                                Total stockholders' equity                      11,935,622      11,798,921
                                                                               -----------     -----------

                                Total liabilities and stockholders' equity     $23,016,785     $23,519,946
                                                                               ===========     ===========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                   November 30,

                                                                1998            1997
                                                            -----------     -----------
 Net sales                                                  $14,272,022     $ 7,792,006
 Cost of sales                                               12,203,377       6,702,763

                                                            -----------     -----------
             Gross Profit                                     2,068,645       1,089,243
                                                            -----------     -----------

 Other costs and expenses:
             Selling, general and administrative              1,644,936       1,271,762
             Interest expense                                   181,733         112,799
             Other expenses (income), net                        19,221         (30,806)
                                                            -----------     -----------

             Total other costs and expenses                   1,845,890       1,353,755
                                                            -----------     -----------

 Income (loss) before income tax expense                        222,755        (264,512)

 Income tax expense (benefit):
             Current                                             84,199           5,000
             Deferred                                             1,856         (87,261)
                                                            -----------     -----------

 Net income (loss)                                          $   136,700     $  (182,251)
                                                            ===========     ===========

 Net income (loss) per common share (basic and diluted)     $       .03     $     (0.03)
                                                            ===========     ===========


 Weighted average shares outstanding                          5,292,780       5,292,780


                  The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                           November 30,

                                                                      1998             1997
                                                                  -----------      -----------
 Cash Flows From Operating Activities
    Net Income (loss)                                             $   136,700      $  (182,251)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                                  120,358           93,545
       Increase (decrease) in deferred income taxes                     1,856          (87,261)
       (Increase) decrease in accounts receivable, net                691,471       (1,603,542)
       (Increase) decrease in marketable securities                        --          978,463
       Increase in inventories                                        (81,523)        (847,200)
       (Increase) decrease in prepaid expenses and other              (15,080)          91,037
       (Increase) decrease in other noncurrent assets                  (8,436)           3,292
       Increase in accounts payable                                 1,241,772        1,228,767
       Increase (decrease) in accrued liabilities                    (198,762)          58,889
                                                                  -----------      -----------

          Net cash provided by (used in) operating activities       1,888,356         (266,261)
                                                                  -----------      -----------

 Cash Flows From Investing Activities:
    Additions to property, plant and equipment                        (52,065)        (157,639)
    Sales of property, plant, and equipment, net                       10,500               --

          Net cash provided by (used in) investing activities         (41,565)        (157,639)
                                                                  -----------      -----------

 Cash Flows From Financing Activities:
    Borrowings (payments) on line of credit, net                   (1,682,022)      (1,209,774)
    Payments on prepetition debt                                      (15,156)         (18,316)
    Borrowings (payments) on post petition debt, net                   (7,950)          (1,336)
                                                                  -----------      -----------

          Net cash used in financing activities                    (1,705,128)      (1,229,426)
                                                                  -----------      -----------

    Net increase (decrease) in cash and cash equivalents              141,663       (1,653,326)

    Cash and cash equivalents, beginning of period                    117,840        1,766,274
                                                                  -----------      -----------

    Cash and cash equivalents, end of period                      $   259,503      $   112,948
                                                                  ===========      ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       ORGANIZATION AND NATURE OF BUSINESS

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of hard copy imaging products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms, thermal facsimile paper, cut sheet products such as copy paper, ink jet paper, and digital photo paper, transparencies, fine business stationary, adding machine rolls and large rolls for laser printers. TST/Impreso, Inc. has three wholly owned subsidiaries:
Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").

2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 1998, and its results of operations for the three months ended November 30, 1998 and 1997. Results of the Company's operations for the interim period ended November 30, 1998, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries included in the Company's Form 10-K (the "Company's Form 10-K") for the fiscal year ended August 31, 1998, ("Fiscal 1998") File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.       INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

Inventories consisted of the following:


                                      November 30,       August 31,
                                          1998              1998
Finished Goods                         $4,871,970        $4,303,003
Raw Materials                           3,754,884         4,266,114
Supplies                                  592,753           574,823
Work-in-process                            51,889            46,033
                                       ----------        ----------
    Total Inventories                  $9,271,496        $9,189,973

 4.      LONG-TERM DEBT AND LINE OF CREDIT:

   The following is a summary of long-term debt and line of credit:


                                                                                       November 30,      August 31,
                                                                                          1998             1998
                                                                                       ------------      ----------
       Note payable to a commercial financial corporation under a revolving credit line maturing May 1999, secured by inventories, trade accounts receivable, equipment, goodwill associated with the Company's trademark
       IMPRESO (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal shareholder of the Company, interest payable monthly at prime plus 3/4% (8.50% at
       November 30, 1998, and 9.25% at August 31,1998)                                  $3,920,579       $5,602,601

       Note payable to commercial financial corporation, secured, payable
       in monthly installments, interest rate at prime plus 1.3%.                           14,456           15,818

       Financing lease payable to a commercial financial corporation,
       payable in monthly installments, lease factor at 7.25%.                              59,024           62,265

       Note payable to a bank secured by property, payable in monthly installments of $14,391.22 (including interest at 4.5% above the 11th
       District Cost of Funds rate, adjusted every six months), 9.5% at
       November 30, 1998, and August 31, 1998.                                           1,708,106        1,710,658

       Note payable to a commercial financial corporation, secured, payable
       in monthly installments, interest rate of 6.7%.                                      17,563           18,358

       Prepetition-

       Prepetition taxes payable                                                            25,722           25,722

       Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2003,
       at which time the remaining balance becomes due and payable.                        564,280          570,220

       Other notes payable, secured by one or more of the following: a personal guarantee by the trustee of a trust which is a principal shareholder of the Company, and certain property, plant, and equipment, maturity
       dates to 2023, interest  rates ranging from 4% to 8%.                               389,299          398,515

       Total                                                                             6,699,029        8,404,157

       Less-Current maturities                                                          (4,025,308)      (5,706,645)
                                                                                       -----------      -----------

       Long term debt                                                                   $2,673,721       $2,697,512
                                                                                       ===========      ===========


In January 1999, the Company negotiated an increase in its revolving credit facility with its current lender from $12 million to $13 million . The facility, which has a current maturity in May 1999, will be renewed and will now expire in May 2001. The renewed loan will have more favorable terms including, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage on borrowings based on inventory.

5.       SUPPLEMENTAL  CASH FLOW INFORMATION


                                               Three Months Ended
                                                  November 30,
                                             ----------------------
                                               1998          1997
                                             --------      --------
Cash paid during the period for:
          Interest                           $181,733      $112,799
          Income taxes                        $18,332       $18,764


6.    EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) in Fiscal 1998. SFAS No. 128 requires the replacement of primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted EPS considers the effect of Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. For the three month period ended November 30, 1998, the assumed exercise of outstanding in-the money stock options and conversion of warrants were immaterially dilutive. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at November 30, 1998.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDING NOVEMBER 30, 1998, AND
1997.

Net Sales---Net sales increased 83%, to $14.3 million for the three months ended November 30, 1998 ("First Quarter Fiscal 1999"), from $ 7.8 million in the three months ended November 30, 1997, ("First Quarter Fiscal 1998"), as a result of expanding distribution of the new branded and specialty imaging products offered by the Company , and large purchases by a major office superstore chain for a private label program. This one customer represented a significant portion of the Company's revenues during this time. There can be no assurance, however, that this increase in sales will continue, or if continued such sales will have a significant impact on the Company's profitability.

Gross Profit---Gross profit increased 89.9% to $2.1 million in the First Quarter Fiscal 1999, from $1.1 million in the corresponding period of the prior year. The increased gross profit was primarily the result of increased sales of branded products and higher margin products, and lower material costs. The Company's gross profit margin was 14.5 % for the First Quarter Fiscal 1999, as compared to 14% for the corresponding period of the prior year due to the shifting of Company sales from lower margin continuous forms and uncoated cut sheet paper products to higher margin technical imaging products. There can be no assurance, however, that gross profit margins will be maintained or continue to increase, or if increased, such sales of higher margin products will result in a significant impact on the Company's profitability.

Selling, General, and Administrative Expenses--- SG&A expenses for the First Quarter Fiscal 1999 were $1.6 million, or 11.5% of net sales, as compared to $1.3 million, or 16.3 % of net sales for the corresponding period of the prior year. The decrease in SG&A as a percentage of net sales for the First Quarter Fiscal 1999 resulted primarily from the increased sales volume. SG&A expenses increased as a dollar amount during this period, as compared to the corresponding period of the prior year, due to increased net sales of products on which the Company offers commissions and rebates.

Interest Expense---Interest expense increased by $69,000, or approximately 61%, to $182,000 for the First Quarter Fiscal 1999 months ended November 30, 1998, from $113,000 for the corresponding period of the prior year. The increase was primarily attributable to financing acquisitions of property and equipment.

Income Taxes---The Company's income tax expense for the First Quarter Fiscal 1999 was $86,000, as compared to an income tax benefit of $82,000 for the corresponding period of the prior year. The income tax expense recorded resulted from reporting net income for the current year period as compared to reported losses in the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased slightly to $8.3 million at November 30, 1998, from $8.1 million at August 31, 1998, an increase of 2.6%, primarily attributable to a decrease in the amount outstanding under the Company's line of credit.

In May 1998, the Company entered into an agreement with a bank for a one year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of the Company, and Trustee of the trust which is a principal shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 3/4% (8.50% at November 30, 1998), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 1998, there was a $2.2 million borrowing capacity remaining under the $12 million revolving line of credit. The revolving credit line, which was to expire in May 1999, will be renewed and will now expire in May 2001. The renewed loan will have more favorable terms including an increase in the line to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage on borrowings based on inventory.

The Company believes that the funds available under the revolving credit line facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company, no extraordinary adverse events, and the renewal of the Company's line of credit on favorable terms, as described above. There can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company, may require the Company to obtain additional capital to pursue the addition of new manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 1998, the Company did not own market risk sensitive instruments entered into for trading purposes or entered into for purposes other than trading. The Company's international sales are not sufficient to create a material foreign exchange rate risk; therefore the Company does not promulgate policies for managing such risks.

INVENTORY MANAGEMENT; RAW MATERIALS

The Company believes that it is necessary to maintain an inventory of finished goods and raw materials to adequately service its customers. As a result of the Company's manufacturing and distributing new brands and types of products, its raw material and finished goods inventory requirements have increased; therefore, in the past year the Company has substantially increased its inventory levels. In the First Quarter Fiscal 1999, inventory levels remained constant, but management intends to further increase its inventories in response to market trends indicating increasing raw material costs.

The Company bears the risk of increases in the prices charged by its suppliers and decreases in the prices of raw materials held in its inventory. If prices for products held in the finished goods inventory of the Company decline or if prices for raw materials required by the Company increase, or if new technology is developed that renders obsolete products distributed by the Company and held in inventory, the Company's business could be materially adversely affected.

MARKET CONDITIONS

During the second, third and fourth quarters of Fiscal 1998, prices of raw materials declined for a majority of the products manufactured or distributed by the Company. When raw material prices decrease, product selling prices can decrease as a result of over supply and pricing pressures from competitors with cheaper raw material inventory. In the First Quarter Fiscal 1999, prices for certain raw materials continued to decrease, which resulted in decreased selling prices on some of the products manufactured by the Company.

Management believes that raw material selling prices will not continue on the downward trend for the remainder of Fiscal 1999. Management believes that raw material paper suppliers have reached the bottom of the break even price curve for their products. However, the continuing oversupply of paper will continue to create downward pressure on finished goods selling prices, which could result in lower profit margins for manufacturers such as the Company. If prices for products manufactured by the Company decline as a result of market pressures, the Company's results of operations would be materially adversely affected.

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

YEAR 2000

The Company has completed the problem identification phase of its main computer system's (the "System") software and believes that it will be able to complete Year 2000 ("Y2K"), compliance of the System through the modification of existing application software. The Company's management information systems ("MIS ) department is currently implementing the conversion plan for the application software. The Company has retained an outside consultant to review the plan and assist MIS in implementing the software conversion. As each phase of conversion of the software application is completed, it will be operationally tested for Y2K compatibility. The Company has completed its conversion of database files and intends to complete that operational testing by the end of the second quarter of the Company's 1999 fiscal year. All of the conversion and operational testing phases for the System are scheduled for completion by July 31,1999.

The Company is in the problem identification phase for its other information technology equipment, such as independent personal computers ("P.C."s), and all non-information technology equipment, such as the embedded controls in the Company's manufacturing equipment. The Company has retained another outside consulting firm (the"Consultants") to conduct an audit on this equipment. The initial review, which began in September 1998, has been completed for the Coppell headquarters location. The Consultants have indicated that they have not detected any material problems in the information systems or production equipment at this location to date. At the completion of the review for the two remaining manufacturing locations, management will prepare with the Consultants a corrective action plan required for any mission critical non compatible equipment. Since there have not been any material problems identified to date, potential costs of making this equipment Y2K compliant is unknown, and because of the opinion of the Consultants, at this time, of minimal exposure, no estimate has been included in the total estimated cost of remediation. At the completion of the preparation of a corrective action plan, total estimated costs will be revised in future filings to reflect additional expenditures associated with implementing the plan.

Total estimated costs to the Company of remediation of all information and non-information technology is approximately $250,000. The Company does not expect the cost of Y2K compliance to be material to its future financial condition or results of operations. Although the Company is utilizing both internal and external resources to implement and test the Y2K activities to eliminate transition interruptions or failure, there can be no assurance that these efforts will be successful. The costs of the Y2K compliance and anticipated dates of completion are based on management's best estimates, including considerations such as vendor support, no extraordinary adverse events, and application of theoretical and unproven practices.

The Company does not currently have any information concerning the Y2K compliance status of its suppliers and customers, has not formally assessed third party risks, and does not have a formal contingency plan. Management believes, as a result of the numerous questionnaires the Company has received, that the significant majority of its customers and suppliers are actively addressing Y2K problems. In the opinion of Management, an investigation by the Company into which of its vendors and customers are nearing compliance, and consequently assessing the risk of such noncompliance and preparing a contingency plan will be more accurate and effective if conducted by mid 1999 when sufficient activity has transpired to make the suppliers and customers responses meaningful. At that time management will still have sufficient opportunity to implement corrective action or report estimated costs or losses associated with third party noncompliance. Management anticipates that the worst case scenario would be a temporary suspension of activities for a few weeks following the first of the year, which is historically a short seasonal fluctuation for the Company. A shut down of this nature would adversely impact revenues for the reporting quarter.

NEW PRODUCT

At the end of January 1999, the Company will introduce a new product line of laser copy rolls. Laser copy rolls are rolls weighing approximately 500 pounds each and are utilized by companies such as investment banking institutions and universities for variable data output applications such as customized statements and book publishing. The Company will manufacture this product line on new and existing equipment. The existing equipment, which previously manufactured paper products with declining market shares, will be modified to accommodate the manufacture of this specially controlled paper. The Company's line of laser copy rolls is specifically engineered for high speed roll fed printing systems and will be available in a variety of widths and formats. The advantage of utilizing laser copy rolls for mass production over traditional methods of offset printing is lower costs and faster speeds of production without sacrificing image quality. The Company has created a web page for this product line posting technical information, providing trained technical assistance, and offering secured on-line ordering.

SUBSEQUENT EVENTS

On September 29, 1998, the Company received notice from The Nasdaq Stock Market that the Company's Common Stock was failing to maintain a market value of public float greater than or equal to $5 million in accordance with Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for the Nasdaq National Market. The Company is currently in compliance with all of the remaining maintenance standard requirements, such as net tangible assets and minimum bid price. The market value of public float is calculated by multiplying the number of shares of Common Stock held by non-affiliates by the closing bid price. Compliance requires that for a minimum of ten consecutive trading days, the closing bid price of the Company's Common Stock is sufficient to place the value of public float greater than $5 million. As of December 31, 1998, that would require a closing bid price of approximately $3.90. The Company was given approximately 3 months to regain compliance. The Company did not meet the required market value of public float within the time frame provided by Nasdaq and has requested an oral hearing from the Nasdaq Stock Market Hearing Committee for further procedural remedies to stay the delisting. Following the First Quarter earnings press release on December 14, 1998, the price of the Company's stock fluctuated around the target minimum price per share necessary to regain compliance, but did not close at or above the target price for 10 consecutive days as required. As of January 13, 1999, the Company has not received a response from the Nasdaq Stock Market Hearing Committee as to the date of the hearing. The Company's Common Stock will continue to be traded on the Nasdaq National Market until the Hearing Committee renders its decision.

If the Company's Common Stock is delisted from the Nasdaq National Market, the Company may apply for listing on the Nasdaq Small Cap Market. There can be no assurance, however, that the Company will qualify for such listing or can remain in compliance with the Nasdaq Small Cap Market maintenance standards. If the Company does not qualify for listing on either of the Nasdaq markets, the Company may apply for listing on the OTC Bulletin Board, or may consider taking the Company private. The OTC Bulletin Board is a regulated quotation service that displays real-time information on over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Annual Report contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to obtain financing to acquire new manufacturing facilities, its ability to generate additional sales to meet business expansion and future market conditions, its ability to continue to maintain sales to justify capital expenses, its ability to switch its product mix to meet market conditions, its ability to successfully market its new brands and types of products, and its ability to identify, evaluate and implement corrective action for potential Year 2000 problems. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory required in the Company's business, loss of any significant customer, and termination of contracts essential to the Company's business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

PART II:           OTHER INFORMATION

ITEM 6:            EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NO.               DESCRIPTION OF EXHIBITS
------------               -----------------------
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

         21            Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration
                       Statement on Form S-1 No. 33-93814)

         27            Financial data schedule

b) No reports on Form 8-K were filed during the quarter ended November 30, 1998.


+ Confidential Treatment granted for portions of this Exhibit

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: January 14, 1999

                                               TST/ Impreso, Inc.
                                                   (Registrant)

                                               /s/ Marshall Sorokwasz
                                               ---------------------------------
                                               Marshall Sorokwasz
                                               Chairman of the Board, Chief
                                               Executive Officer, President
                                               and Director


                                               /s/ Susan Atkins
                                               ---------------------------------
                                               Susan Atkins
                                               Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                      Description
------                      -----------
 27                  Financial Data Schedule