Form 10-Q
period 1999-02-28
TST/IMPRESO INC
filed 1999-04-14
CIK 947219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE PERIOD ENDED FEBRUARY 28, 1999

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

                               Yes   [X]                       No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock as of the latest practical date.


  Class of Common Stock                  Shares outstanding at April 14, 1999
------------------------                 ------------------------------------
     $0.01 Par Value                                  5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                FEBRUARY 28, 1999

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                                 -----------
Item 1.           Consolidated Financial Statements:

                  Interim Consolidated Balance Sheets as of February 28,
                  1999 (Unaudited) and August 31, 1998                                                1

                  Interim Consolidated Statements of Operations for the
                  Three Months and Six Months Ended February 28, 1999,
                  and 1998 (Unaudited)                                                                3

                  Interim Consolidated Statements of Cash Flows for the
                  Six Months Ended February 28, 1999, and 1998
                  (Unaudited)                                                                         4

                  Notes to Interim Consolidated Financial Statements                                  5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                 8


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                         10


PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                                   16


SIGNATURES                                                                                           17

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      February 28,     August 31,
                                                                          1999           1998
                                                                      ------------    ------------
                                                                       (Unaudited)
Current assets:
       Cash and cash equivalents                                      $    110,456    $    117,840
       Trade accounts receivable, net of allowance for doubtful
          accounts of $225,295 at February 28, 1999 and $190,000 at
          August 31, 1998                                                5,698,280       6,234,005
       Income tax receivable                                               541,175         479,329
       Investments in marketable securities                                 11,088          11,088
       Inventories                                                      12,840,282       9,189,973
       Prepaid expenses and other                                          337,767         294,590
       Deferred income tax assets                                           86,802          64,600
                                                                      ------------    ------------

                            Total current assets                        19,625,850      16,391,425
                                                                      ------------    ------------

Property, plant and equipment, at cost                                  16,459,473      16,217,627
       Less-Accumulated depreciation                                    (9,368,381)     (9,117,371)
                                                                      ------------    ------------

                            Net property, plant and equipment            7,091,092       7,100,256
                                                                      ------------    ------------


Other assets                                                                84,809          28,265
                                                                      ------------    ------------


                            Total assets                              $ 26,801,751    $ 23,519,946
                                                                      ============    ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                February 28,    August 31,
                                                                                    1999           1998
                                                                                ------------   ------------
                                                                                (Unaudited)
Current Liabilities:
       Accounts payable                                                         $  3,668,484   $  1,578,938
       Accrued liabilities                                                           899,149      1,048,448
       Current maturities of long-term debt                                           29,521         29,095
       Line of credit                                                              6,564,046      5,602,601
       Prepetition liabilities:
          Current maturities of prepetition taxes payable                             25,722         25,722
          Current maturities of long-term debt                                        42,230         49,227
                                                                                ------------   ------------

                              Total current liabilities                           11,229,152      8,334,031
                                                                                ------------   ------------

       Deferred income tax liability                                                 715,779        689,482
       Long-term portion of prepetition debt, net of current maturities              900,210        919,508
       Long-term debt, net of current maturities                                   1,761,553      1,778,004
                                                                                ------------   ------------

                              Total liabilities                                   14,606,694     11,721,025
                                                                                ------------   ------------

Commitments and contingencies

Stockholders' equity:
       Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at February 28, 1999 and
          August 31, 1998                                                               --             --
       Common Stock, $.01 par value; 15,000,000 shares authorized;
          5,292,780 shares issued and outstanding at February 28, 1999
          and August 31, 1998                                                         52,928         52,928
       Warrants                                                                          110            110
       Additional paid-in-capital                                                  6,319,572      6,319,572
       Retained earnings                                                           5,822,447      5,426,311
                                                                                ------------   ------------

                              Total stockholders' equity                          12,195,057     11,798,921
                                                                                ------------   ------------

                              Total liabilities and stockholders' equity        $ 26,801,751   $ 23,519,946
                                                                                ============   ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended               Six Months Ended
                                                                February 28,                   February 28,
                                                            1999           1998           1999             1998
                                                       ----------------------------    ----------------------------

Net Sales                                              $ 13,750,604    $  9,484,374    $ 28,022,626    $ 17,276,380
Cost of sales                                            11,534,725       8,769,450      23,738,102      15,472,213
                                                       ------------    ------------    ------------    ------------

                  Gross profit                            2,215,879         714,924       4,284,524       1,804,167

Other costs and expenses:
       Selling, general and administrative                1,681,162       1,337,185       3,326,098       2,608,947
       Interest expense                                     172,859          90,939         354,592         203,738
       Other income, net                                    (36,272)        (14,280)        (17,051)        (45,086)
                                                       ------------    ------------    ------------    ------------

                  Total other costs and expenses          1,817,749       1,413,844       3,663,639       2,767,599

Income (loss) before income tax expense                     398,130        (698,920)        620,885        (963,432)

Income tax expense (benefit):
       Current                                              136,455          13,583         220,654          18,583
       Deferred                                               2,239         (24,717)          4,095        (111,978)
                                                       ------------    ------------    ------------    ------------
                  Total income tax expense (benefit)        138,694         (11,134)        224,749         (93,395)

Net income (loss)                                      $    259,436    $   (687,786)   $    396,136    $   (870,037)
                                                       ============    ============    ============    ============


Net income (loss) per common share
  (basic and diluted)                                  $        .05    $      (0.13)   $        .07    $      (0.16)
                                                       ============    ============    ============    ============

Weighted average shares outstanding                       5,292,780       5,292,780       5,292,780       5,292,780







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   Six Months Ended
                                                                                   ----------------
                                                                             February 28,      February 28,
                                                                                1999               1998
                                                                            --------------    --------------

Cash Flows From Operating Activities
    Net income (loss)                                                       $      396,136    $     (870,037)
    Adjustments to reconcile net income to net cash flow provided by operating activities-
       Depreciation and amortization                                               251,010           144,400
       Increase (decrease) in deferred income taxes                                  4,095          (111,978)
       Increase (decrease) in accounts receivable, net                             535,725        (2,224,623)
       Increase in income tax receivable                                           (61,846)             --
       Increase (decrease) in investment in marketable securities                     --             978,463
       Increase in inventory                                                    (3,650,309)       (1,192,461)
       (Increase) decrease in prepaid expenses and other                           (43,177)           35,889
       Increase in accounts payable                                              2,089,546         1,011,350
       Increase (decrease) in accrued liabilities                                 (149,299)          223,003
       Increase (decrease) in other assets                                         (56,544)         (240,426)
                                                                            --------------    --------------

                  Net cash used in operating activities                           (684,663)       (2,246,420)
                                                                            --------------    --------------

Cash Flows From Investing Activities:
    Additions to property, plant, and equipment                                   (252,996)         (222,471)
    Sales of property, plan and equipment, net                                      11,150               312
                                                                            --------------    --------------

                  Net cash (used in) provided by investing activities             (241,846)         (222,159)
                                                                            --------------    --------------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                                                961,445           702,600
    Payments on prepetition debt                                                   (26,295)          (37,313)
    Net borrowing (payments) on postpetition debt                                  (16,025)           63,785
                                                                            --------------    --------------

                  Net cash provided by financing activities                        919,125           729,072
                                                                            --------------    --------------

Net decrease in cash and cash equivalents                                           (7,384)       (1,739,507)

Cash and cash equivalents, beginning of period                                     117,840         1,766,274
                                                                            --------------    --------------

Cash and cash equivalents, end of period                                    $      110,456    $       26,767
                                                                            ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of hard copy imaging products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms, thermal facsimile paper, cut sheet products such as copy paper, ink jet paper, digital photo paper, and transparencies, fine business stationary, adding machine rolls and large rolls for laser printers. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").


2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of any normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of February 28, 1999, and its results of operations for the three and six months ended February 28, 1999 and 1998. Results of the Company's operations for the interim period ended February 28, 1999, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K (the "Company's Form 10-K") for the fiscal year ended August 31, 1998 ("Fiscal 1998"), File Number 0-26774. Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

3.       INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.




         Inventory consisted of the following:

                               February 28,       August 31,
                                   1999              1998
                                   ----              ----
Finished goods               $     5,637,012   $     4,303,003
Raw materials                      6,307,125         4,266,114
Supplies                             804,474           574,823
Work-in-process                       91,671            46,033
                             ---------------   ---------------

     Total inventories       $    12,840,282   $     9,189,973
                             ===============   ===============


4.       LONG -TERM DEBT AND LINE OF CREDIT

   The following is a summary of long-term debt and line of credit:

                                                                                   February 28,       August 31,
                                                                                       1999              1998
                                                                                       ----              ----
Note payable to a commercial financial corporation under a revolving credit line maturing May 2001, secured by inventories, trade accounts receivable, equipment, goodwill associated with the Company's trademark IMPRESO (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal shareholder of the Company, interest payable monthly at prime plus
1/2% (8.25%at February 28, 1999).                                                    $ 6,564,046      $ 5,602,601

Note payable to commercial financial corporation, secured, payable
in monthly installments, interest rate at prime plus 1.3%.                               13,080           15,818

Financing lease payable to a commercial financial corporation,
payable in monthly installments,  lease factor at 7.25%.                                 55,727           62,265

Note payable to a bank, secured by property, payable in monthly installments of $14,391.22 (including interest at 4.5% above the 11th District Cost of Funds rate, adjusted every six months), 9.5% at

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)



February 28, 1999, and August 31, 1998.                                               1,705,506        1,710,658

Note payable to a commercial financial corporation, secured, payable
in monthly installments, interest rate of 6.7%.                                          16,761           18,358

Prepetition-

Prepetition taxes payable                                                                25,722           25,722

Note payable to a bank, secured by property, payable in monthly installments of
$4,815 (including interest at 6%) through May 2003,
at which time the remaining balance becomes due and payable.                            558,650          570,220

Other notes payable, secured by one or more of the following: a personal guarantee by the trustee of a trust which is a principal shareholder of the
Company, and certain property, plant, and equipment, maturity
dates to 2023, interest  rates ranging from  4% to 8%.                                  383,790          398,515
                                                                                ---------------    -------------

Total                                                                                 9,323,282        8,404,157

Less-Current maturities                                                              (6,661,519)      (5,706,645)
                                                                                ---------------    -------------

Long term debt                                                                  $     2,661,763    $   2,697,512
                                                                                ===============    =============


In February 1999, the Company entered into an agreement with its existing lender for a two year revolving line of credit. The facility, which had an initial maturity in May 1999, was renewed and will now expire in May 2001. The renewed loan will have more favorable terms, including an increase in the line from $12 million to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage on borrowings based on inventory.

5.       SUPPLEMENTAL  CASH FLOW INFORMATION

                                                     Six Months Ended
                                                       February 28,
                                                  1999             1998
                                                  ----             ----
          Cash paid during the period for:
                      Interest                  $354,592         $203,738
                      Income taxes              $285,632              ---

                       TST/IMPRESO, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

6.       EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) in Fiscal 1998. SFAS No. 128 requires the replacement of primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted EPS considers the effect of Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. For the three and six months periods ended February 28, 1999, the assumed exercise of outstanding in-the money stock options and conversion of warrants were immaterially dilutive. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at February 28, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED FEBRUARY 28,1999 AND FEBRUARY28,1998

Net Sales---Net sales for the three months ended February 28, 1999, ("Second Quarter") increased $ 4.3 million, or 45.0%, to $13.7 million as compared to $9.5 million for the corresponding period of the prior year. Net sales for the six months ended February 28, 1999, increased $10.7 million, or 62.2%, to $28 million as compared to $17.3 million for the corresponding period of the prior year.

Net sales increased for the three and six month periods ended February 28, 1999, as a result of expanding distribution of the new branded and specialty imaging products offered by the Company, and large purchases by a major office superstore chain of IBM branded and private label products. This one customer represented a significant portion of the Company's revenues during this time. There can be no assurance, however, that this increase in sales will continue, or if continued such sales will have a significant impact on the Company's profitability.

Gross Profit---Gross profit for the three months ended February 28, 1999, increased $ 1.5 million or 210%, to $ 2.2 million, as compared to $715,000 for the corresponding period of the prior year. Gross profit for the six months ended February 28, 1999, increased $2.5 million, or 137.5% to $ 4.3 million, as compared to $1.8 million for the corresponding period of the prior year.

The Company's gross profit margin was 16.1% for the Second Quarter, as compared to 7.5% for the corresponding period of the prior year. The Company's increased gross profit and gross profit margin were due to the shifting of Company sales from lower margin continuous forms and uncoated cut sheet paper products to higher margin branded and technical imaging products. There can be no assurance, however, that gross profits or gross profit margins will be maintained or continue to increase, or if increased, such sales of higher margin products will result in a significant impact on the Company's profitability.

Selling, General, and Administrative Expenses---SG&A expenses for the three months ended February 28, 1999, were $ 1.7 million, or 12.2% of net sales as compared to $1.3 million, or 14.1% of net sales, for the corresponding period of the prior year. SG&A expenses for the six months ended February 28, 1999, were $
3.3 million, or 11.9% of net sales, as compared to $2.6 million, or 15.1% of net sales for the corresponding period of the prior year. The decrease in SG&A as a percentage of net sales for the three and six months periods resulted primarily from the increased sales volume without a corresponding increase in SG&A expenses. SG&A expenses increased as a dollar amount during this period, as compared to the corresponding period of the prior year, due to increased net sales of products on which the Company offers promotional rebates.

Interest Expense---Interest expense for the three months ended February 28, 1999, was $173,000 as compared to $ 91,000, an increase of 90.1% from the corresponding period of the prior year. Interest expense for the six months ended February 28, 1999, was $355,000 as compared to $204,000, an increase of 74.0% from the corresponding period of the prior year.

The increase in interest expense for the three and six month periods ended February 28, 1999, as compared to the corresponding periods of the prior year were primarily attributable to the Company increasing its outstanding borrowings under its revolving line of credit. The increased borrowings reflected the Company's increased inventory and accounts receivable for the three and six month periods ended February 28, 1999. The increase was also attributable to financing acquisitions, in the second half of the year ended August 31, 1998, of property and equipment.

Income Taxes---The Company's income tax expense for the Second Quarter was $139,000, as compared to an income tax benefit for the three months ended February 28, 1998, of $11,000. The Company's income tax expense for the six months ended February 28, 1999 was $225,000, as compared to an income tax benefit of $93,000 for the corresponding period of the prior year.

The income tax expense recorded resulted from reporting net income for the current year periods as compared to reported losses in the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $ 8.4 million at February 28, 1999, from $8.1 million at August 31, 1998, an increase of 4.2%, primarily attributable to a 39.7% increase in the Company's inventory and was partially offset by a $ 2.1 million increase in accounts payable and $ 1.0 million increase in the company's line of credit.

In February 1999, the Company entered into an agreement with a bank for a two year, secured, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of the Company and Trustee of a trust which is a principal shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1/2% (8.25% at February 28, 1999), are based upon specified percentages of eligible accounts receivable and inventories. As of February 28, 1999, there was a $ 6.4 million borrowing capacity remaining under the $13 million revolving line of credit. The revolving credit line, which was to expire in May 1999, will now expire in May 2001. The renewed loan has more favorable terms including, an increase in the line from $12 million to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage on borrowings based on inventory.

The Company believes that the funds available under the revolving credit facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company may require the Company to obtain additional capital to add new manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through additional security offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risks such as foreign currency exchange rates, but is exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. Since the Company does not have supply contracts with any of its foreign vendors, foreign vendors are paid in U.S. currency, and the Company's international sales of finished goods is insignificant, there are not sufficient factors to create a material foreign exchange rate risk, therefore, the Company does not utilize exchange commitments to minimize the negative impact of foreign currency fluctuations.

The Company has both fixed-rate and variable-rate debts as of February 28, 1999 The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of the Company's total long-term fixed rate and floating rate debt approximates fair value. See Note 4 in Notes to Interim Consolidated Financial Statements.

As of February 28, 1998 the Company did not own derivative or other financial instruments for trading or speculative purposes.

Based upon the Company's market risk sensitive debt outstanding at February 28, 1999. there was no material exposure to the Company's financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS

The Company believes that it is necessary to maintain an inventory of finished goods and raw materials to adequately service its customers. As a result of the Company's manufacturing and distributing new brands and types of products, its raw material and finished goods inventory requirements have increased; therefore, in the year ended August 31, 1998, the Company substantially increased its inventory levels. In the Second Quarter, the Company continued increasing its inventory levels due to market trends indicating future, higher raw material costs.

The Company bears the risk of changes in the prices charged by its suppliers and decreases in the selling prices of its inventory. If prices for raw materials required by the Company increase and the Company is unable to pass the increase to its customers, or if prices for raw materials decrease and the Company has a large inventory, or if prices for products held in the finished goods inventory of the Company decline, or if new technology is developed that renders products distributed by the Company and held in inventory obsolete, the Company's business could be materially adversely affected.

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

Management believes that raw material paper suppliers reached the bottom of the break even price curve for their products in the First Quarter. In the Second Quarter the Company's suppliers began increasing the price of raw materials resulting in the Company implementing a price increase on its finished goods. Resistance by customers to the price increase will continue to create downward pressure on finished goods selling prices, which could result in lower profit margins for the Company in the Third Quarter. If selling prices for products manufactured by the Company can not increase in relationship to raw material cost increases, the Company's results of operations could be materially adversely affected.

SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations.

YEAR 2000

The Company has completed the problem identification phase of its main computer system's (the "System") software and believes that it will be able to complete Year 2000 ("Y2K"), compliance of the System through the modification of existing application software. The Company's management information systems ("MIS") department is currently implementing the conversion plan for the application software. The Company has retained an outside consultant to review the plan and assist MIS in implementing the software conversion. As each phase of conversion of the software application is completed, it will be operationally tested for Y2K compatibility. The Company has completed its conversion and operational testing of database files. In April 1999, the Company will implement the converted database. All of the conversions of other applications within the System have begun, and the Company intends that the operational testing phases for those applications will be completed by July 31,1999.

The Company is in the problem identification phase for its other information technology equipment, such as independent personal computers ("P.C.'s") and Electronic Document Interchange ("EDI"), and all non-information technology equipment, such as the embedded controls in the Company's manufacturing equipment. The Company has retained another outside consulting firm (the "Consultants") to conduct an audit on this equipment. The initial review, which began in September 1998, has been completed for the Coppell headquarters location. The Consultants indicated that they did not detect any material problems in the information systems or production equipment at this location. At the completion of the review for the two remaining manufacturing locations, which the Company intends to complete by April 1999, management will assess what equipment of the Company is mission critical and non-compatible. Since there have not been any material problems identified to date, potential costs of making this equipment Y2K compliant is unknown; therefore, no estimate has been included in the total estimated cost of remediation as of this date. If a corrective action plan is necessary, total estimated costs will be revised in future filings to reflect additional expenditures associated with implementing the plan.

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

In the Second Quarter the Company began surveying the Y2K compliance status of its primary suppliers and significant customers. Management believes, as a result of the numerous questionnaires the Company has received and the responses to its survey, that a significant majority of its customers and suppliers are actively addressing Y2K problems and intend to be Y2K compliant prior to December 31, 1999. The Company's survey will assist management in assessing third party risks, but the Company does not intend to develop a formal contingency plan If significant third party supplier systems do not work properly, the Company may experience operation disruptions including temporary inability to manufacture or ship product, process transactions, communicate with customers, suppliers and subsidiary locations, and other customary business activity.

NEW PRODUCT

In May 1999 the Company intends to introduce a new rolled paper product line. The rolls weigh approximately 500 pounds each and are specifically engineered for high speed roll fed printing systems.
 These rolls are utilized by companies, such as investment banking institutions and publishing companies, for variable data output applications such as customized statements and book publishing. The advantage of utilizing high speed roll fed printing systems for mass production over traditional methods of offset printing, is lower costs and faster speeds of production without sacrificing image quality. The Company will manufacture this product line on new and existing equipment. The existing equipment, which previously manufactured paper products with declining market shares, will be modified to accommodate the manufacture of this specially controlled paper.

WEBSITE

The Company's HotSheet(R) web portal at www.Hotsheet.com provides Internet users with an easy method for finding top web sites by using a quick-loading single page design. On February 9, 1999, the Company launched a sister site, Shopsheet(TM) at www.shopsheet.com, which is a shopping web portal.
 The Company recently engaged a consulting firm to assist the Company's marketing of the sites. One of the results of the association with the firm has been the installation of a new meta-search service: HotSheet Super Search(TM). The search service is accessed through a form near the top of the HotSheet directory page. The service performs simultaneous searches of the web's top websites, usenet forums, or news stories search engines, and presents combined results ranked by relevance.

The Company is seeking to engage an investment banker for the development of strategies to maximize the value of the Company's web portals. Three investment bankers have been consulted, and the Company intends to retain and develop the sights into valuable corporate assets, or proceed with an initial public offering or the sale of the sites to an unrelated third party. The Company will continue to invest in its sites by associating with vendors in the industry which provide income generating services.

SUBSEQUENT EVENTS

On September 29, 1998, the Company received notice from The Nasdaq Stock Market that the Company's Common Stock was failing to maintain a market value of public float greater than or equal to $5 million in accordance with Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for the Nasdaq National Market. The Company was given approximately three months to regain compliance. The Company did not meet the required market value of public float within the time frame provided by Nasdaq and requested an oral hearing from the Nasdaq Stock Market Hearing Committee for further procedural remedies to stay the delisting. On February 12, 1999, the Company received notice from Nasdaq that the Company is currently in compliance with all of the maintenance standard requirements, the scheduled hearing was canceled and the file closed.

At the Annual Board of Directors meeting, held January 27, 1999, the Board voted to execute a new five year employment contract with Marshall Sorokwasz, Chairman of the Board, President, and Chief Executive Officer of the Company. The employment contract appears as Exhibit 10 (b) in this Form 10- Q.

The Board also granted the President authority to grant five year options at or below fair market value to employee and non-employee recipients, representing a maximum aggregate of 250,000 authorized, unissued, and unregistered common shares of the Company.

The Board of Directors also authorized the President to purchase the Company's Common Stock on the open market or in private transactions at market price, up to 5% of the Company's Common Shares outstanding in accordance with the provisions of Exchange Act safe harbor rule 10b-18. As of April 14, 1999, the Company had not completed any purchase of shares.

On March 15, 1999, the Company entered into a Letter Agreement with the West Virginia Economic Development Authority for the partial financing of a 30,000 square foot addition on property adjacent to its West Virginia plant and the acquisition of new manufacturing equipment.

On March 19, 1999, the Board of Directors rejected an offer to sell in a private transaction 200,000 unissued, unregistered shares of the Company's Common Stock at a price of $8.00 per share. The Board rejected the offer based upon present and anticipated positive growth. The Board concluded that the sale, which was not in the best interest of the Company at this time, was not in conformity with the Boards decision to begin a Company stock buyback program. Two of the original founders and current Directors of the Board, Donald Jett and Richard Bloom, who recused themselves from voting on this matter, accepted the offer and sold 200,000 of their issued, unregistered shares.

On March 23, 1999, the Company and IBM executed Amendment Number 2 to the Trademark Licensing Agreement dated, April 30, 1997. This Amendment provides for an extension of the term from a period of four years with two automatic one year renewal options to a period of six years with two automatic one year renewal options. The Amendment also added the following products to the list of licensed products covered by the Agreement; IBM Adding Machine/Cash Register Rolls, IBM Ink Jet T-Shirt Transfers, IBM Ink Jet Coated Canvas, and IBM Fine Business Paper and Envelopes.

INFLATION

Inflation is not expected to have a significant impact on the Company's business.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Report contain "forward-looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to obtain financing to acquire new manufacturing facilities, its ability to generate additional sales to meet business expansion and future market conditions, its ability to continue to maintain sales to justify capital expenses, its ability to switch its product mix to meet market conditions, its ability to successfully market its new brands and types of products, and its ability to identify, evaluate and implement corrective action for potential Year 2000 problems. Such statements are based on current expectations, estimates, forecasts and projections about the market sectors in which the Company operates, management's beliefs, and assumptions made by management; they are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory required in the Company's business, loss of any significant customer, and termination of contracts essential to the Company's business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

PART II:                   OTHER INFORMATION

ITEM 6:                    EXHIBITS AND ON FORM 8-K

EXHIBIT NO.                DESCRIPTION OF EXHIBITS
-----------                -----------------------

a) 10(b) Employment Agreement dated January 27, 1999, between the Company and Marshall Sorokwasz

   10(d)+ Amendment Number 2 to the IBM Brand Paper Trademark Licensing Agreement, effective as of April 30, 1997, between the Company and International Business Machines Corporation*

   27                      Financial data schedule


b) No reports on Form 8-K were filed during the quarter ended February 28,1999.





+ Confidential Treatment requested for portions of this Exhibit
* To be filed by Amendment

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

     Dated: April 14, 1999

                                             TST/ Impreso, Inc.
                                             (Registrant)

                                             /s/Marshall Sorokwasz
                                             ---------------------------------
                                             Marshall Sorokwasz
                                             Chairman of the Board, Chief
                                             Executive Officer, President,
                                             and Director



                                             /s/Susan Atkins
                                             ---------------------------------
                                             Susan Atkins
                                             Chief Financial Officer
                                             and Vice President

                                 EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION OF EXHIBITS
-----------                -----------------------
   10(b)                   Employment Agreement dated January 27, 1999, between
                           the Company and Marshall Sorokwasz

   10(d)+                  Amendment Number 2 to the IBM Brand Paper Trademark
                           Licensing Agreement, effective as of April 30, 1997, between the Company and International Business
                           Machines Corporation*

   27                      Financial data schedule



+ Confidential Treatment requested for portions of this Exhibit
* To be filed by Amendment