Form 10-Q/A
period 1999-02-28
TST/IMPRESO INC
filed 1999-06-18
CIK 947219

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

            Yes [X]                                     No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock as of the latest practical date.


      Class of Common Stock              Shares outstanding at April 14, 1999
      ---------------------              ------------------------------------
        $0.01 Par Value                                5,292,780

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

     Dated: June 17, 1999

                                                  TST/ Impreso, Inc.
                                                  (Registrant)

                                                  /s/Marshall Sorokwasz
                                                  ------------------------------
                                                  Marshall Sorokwasz
                                                  Chairman of the Board, Chief
                                                  Executive Officer, President,
                                                  and Director


                                                  /s/Susan Atkins
                                                  ------------------------------
                                                  Susan Atkins
                                                  Chief Financial Officer
                                                  and Vice President

                                INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
----------               -----------
10(b)                    Employment Agreement dated January 27, 1999, between the Company and
                         Marshall Sorokwasz*

10(d)+                   Amendment Number 2 to the IBM Brand Paper Trademark Licensing
                         Agreement, effective as of April 30, 1997, between the Company and
                         International Business Machines Corporation

27                       Financial data schedule*


+ Confidential Treatment requested for portions of this Exhibit


* Previously filed with Form 10-Q for fiscal quarter ended February 28, 1999