Form 10-Q
period 1999-05-31
TST/IMPRESO INC
filed 1999-07-15
CIK 947219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

FOR THE PERIOD ENDED MAY 31, 1999

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

               Yes   X                             No
                    ---                                ---


Indicate the number of shares outstanding of each of the issuers' classes of Common Stock as of the latest practical date.


        Class of Common Stock           Shares outstanding at July 14, 1999
        ---------------------           ------------------------------------
           $0.01 Par Value                          5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  MAY 31, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                    -----------
Item 1.        Consolidated Financial Statements:

               Interim Consolidated Balance Sheets as of May 31,
               1999 (Unaudited) and August 31, 1998                         1

               Interim Consolidated Statements of Operations for the
               Three Months and Nine Months Ended May 31, 1999,
               and 1998 (Unaudited)                                         3

               Interim Consolidated Statements of Cash Flows for the
               Nine Months Ended May 31, 1999, and 1998
                    (Unaudited)                                             4

               Notes to Interim Consolidated Financial Statements           5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8


Item 3.        Quantitative and Qualitative Disclosures About Market Risk  11


PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                 16

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     May 31,       August 31,
                                                                      1999             1998
                                                                  ------------    ------------
                                                                   (Unaudited)
Current assets:
       Cash and cash equivalents                                  $     94,959    $    117,840
       Trade accounts receivable, net of allowance for doubtful
         accounts of $250,295 at May 31, 1999 and $190,000 at
         August 31, 1998                                             5,862,515       6,234,005
       Income tax receivable                                           479,329         479,329
       Investments in marketable securities                             11,088          11,088
       Inventories                                                  14,252,581       9,189,973
       Prepaid expenses and other                                      308,648         294,590
       Deferred income tax assets                                       95,300          64,600
                                                                  ------------    ------------

                            Total current assets                    21,104,420      16,391,425
                                                                  ------------    ------------

Property, plant and equipment, at cost                              16,621,485      16,217,627
       Less-Accumulated depreciation                                (9,493,869)     (9,117,371)
                                                                  ------------    ------------

                            Net property, plant and equipment        7,127,616       7,100,256
                                                                  ------------    ------------

Other assets:                                                          173,404          28,265
                                                                  ------------    ------------

                            Total assets                          $ 28,405,440    $ 23,519,946
                                                                  ============    ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                            May 31,     August 31,
                                                                             1999          1998
                                                                          -----------   -----------
                                                                          (Unaudited)
Current Liabilities:
       Accounts payable                                                   $ 2,092,343   $ 1,578,938
       Accrued liabilities                                                  1,218,852     1,048,448
       Current maturities of long-term debt                                    29,308        29,095
       Line of credit                                                       9,351,266     5,602,601
       Prepetition liabilities:
           Current maturities of prepetition taxes payable                         --        25,722
           Current maturities of long-term debt                                33,797        49,227
                                                                          -----------   -----------

                            Total current liabilities                      12,725,566     8,334,031
                                                                          -----------   -----------

       Deferred income tax liability                                          720,702       689,482
       Long-term portion of prepetition debt, net of current maturities       894,555       919,508
       Long-term debt, net of current maturities                            1,752,424     1,778,004
                                                                          -----------   -----------

                            Total liabilities                              16,093,247    11,721,025
                                                                          -----------   -----------

Commitments and contingencies

Stockholders' equity:
       Preferred Stock, $.01 par value; 5,000,000 shares authorized;
           0 shares issued and outstanding at May 31, 1999 and
           August 31, 1998                                                         --            --
       Common Stock, $.01 par value; 15,000,000 shares authorized;
           5,292,780 shares issued and outstanding at May 31, 1999
           and August 31, 1998                                                 52,928        52,928
       Warrants                                                                   110           110
       Additional paid-in-capital                                           6,319,572     6,319,572
       Retained earnings                                                    5,939,583     5,426,311
                                                                          -----------   -----------

                            Total stockholders' equity                     12,312,193    11,798,921
                                                                          -----------   -----------

                            Total liabilities and stockholder's equity    $28,405,440   $23,519,946
                                                                          ===========   ===========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended               Nine Months Ended
                                                                   May 31,                         May 31,
                                                            1999            1998            1999            1998
                                                        ----------------------------    ----------------------------
Net Sales                                               $ 14,942,998    $ 17,274,209    $ 42,965,624    $ 34,550,589
Cost of sales                                             12,630,625      15,682,893      36,368,727      31,155,106
                                                        ------------    ------------    ------------    ------------

                  Gross profit                             2,312,373       1,591,316       6,596,897       3,395,483
                                                        ------------    ------------    ------------    ------------

Other costs and expenses:
       Selling, general and administrative                 1,889,414       1,604,379       5,215,512       4,213,326
       Interest expense                                      239,710         158,453         594,302         362,191
       Other expense (income), net                             4,243          22,083         (12,808)        (23,004)
                                                        ------------    ------------    ------------    ------------

                  Total other costs and expenses           2,133,367       1,784,915       5,797,006       4,552,513
                                                        ------------    ------------    ------------    ------------

Income (loss) before income tax expense                      179,006        (193,599)        799,891      (1,157,030)
                                                        ------------    ------------    ------------    ------------

Income tax expense (benefit):
         Current                                              65,445         (33,816)        286,099         (15,233)
         Deferred                                             (3,575)        (37,683)            520        (149,661)
                                                        ------------    ------------    ------------    ------------

                   Total income tax expense (benefit)         61,870         (71,499)        286,619        (164,894)
                                                        ------------    ------------    ------------    ------------

Net income (loss)                                            117,136        (122,100)        513,272        (992,136)
                                                        ============    ============    ============    ============


Net income (loss) per common share
  (basic and diluted)                                   $        .02    $      (0.02)   $        .10    $      (0.19)
                                                        ============    ============    ============    ============

Weighted average shares outstanding                        5,292,780       5,292,780       5,292,780       5,292,780


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                              --------------------------
                                                                May 31,        May 31,
                                                                  1999           1998
                                                              -----------    -----------
Cash Flows From Operating Activities
    Net income (loss)                                         $   513,272    $  (992,136)
    Adjustments to reconcile net income to net cash flow
     provided by operating activities-
       Depreciation and amortization                              398,542        232,982
       Increase (decrease) in deferred income taxes                   520       (149,661)
       (Increase) decrease in accounts receivable, net            371,490     (4,084,928)
       Increase in inventory                                   (5,062,608)    (2,573,427)
       Increase in prepaid expenses and other                     (14,058)        (4,611)
       Increase in accounts payable                               513,405      2,950,155
       Increase in accrued liabilities                            170,404        525,924
       Decrease in investments                                         --        967,375
       (Increase) decrease in other assets                       (145,139)       330,644
                                                              -----------    -----------

                  Net cash used in operating activities        (3,254,172)    (2,797,683)
                                                              -----------    -----------

Cash Flows From Investing Activities:
       Additions to property, plant, and equipment               (429,803)      (896,865)
       Sales of property, plan and equipment, net                   3,901            313
                                                              -----------    -----------

                  Net cash used in investing activities          (425,902)      (896,552)
                                                              -----------    -----------

Cash Flows From Financing Activities:
       Net borrowing on line of credit                          3,748,665      2,038,747
       Payments on prepetition debt                               (66,105)       (79,742)
       Net borrowing (payments) on postpetition debt              (25,367)        61,470
                                                              -----------    -----------

                  Net cash provided by financing activities     3,657,193      2,020,475
                                                              -----------    -----------

Net decrease in cash and cash equivalents                         (22,881)    (1,673,760)

Cash and cash equivalents, beginning of period                    117,840      1,766,274
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $    94,959    $    92,514
                                                              ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.       ORGANIZATION AND NATURE OF BUSINESS

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of hard copy imaging products for commercial and home use in domestic and international markets. The Company's product line consists of standard continuous computer stock business forms, thermal facsimile paper, cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies, fine business stationary, adding machine rolls and large rolls for laser printers. TST/Impreso, Inc. has three wholly owned subsidiaries:
Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").


2.       INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of May 31, 1999, and its results of operations for the three and nine months ended May 31, 1999 and 1998. Results of the Company's operations for the interim period ended May 31, 1999, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

                       TST/IMPRESO, INC. AND SUBSIDIARIES


    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED(UNAUDITED)


         Inventory consisted of the following:

                                                 May 31,     August 31,
                                                   1999          1998
                                               -----------   -----------
                      Finished goods           $ 5,932,086   $ 4,303,003
                      Raw materials              7,484,349     4,266,114
                      Supplies                     774,246       574,823
                      Work-in-process               61,900        46,033
                                               -----------   -----------

                           Total inventories   $14,252,581   $ 9,189,973
                                               ===========   ===========


4.       LONG -TERM DEBT AND LINE OF CREDIT

The following is a summary of long-term debt and line of credit:

                                                                                          May 31,      August 31,
                                                                                           1999           1998
                                                                                        ----------     ----------
    Note payable to a commercial financial corporation under a revolving credit line maturing May 2001, secured by inventories, trade accounts receivable, equipment, goodwill associated with the Company's trademark IMPRESO (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal shareholder of the Company, interest payable
    monthly at prime plus1/2% (8.25% at May 31, 1999).                                  $9,351,266     $5,602,601

    Note payable to commercial financial corporation, secured, payable
    in monthly installments, interest rate at prime plus 1.3%.                              11,705         15,818

    Financing lease payable to a commercial financial corporation,
    payable in monthly installments,  lease factor at 7.25%.                                52,340         62,265

    Note payable to a bank, secured by property, payable in monthly installments of $14,391.22 (including interest at 4.5% above the 11th District Cost of
    Funds rate, adjusted every six months), 9.5% at
    May 31, 1999, and August 31, 1998.                                                   1,701,748      1,710,658

    Note payable to a commercial financial corporation, secured, payable
    in monthly installments, interest rate of 6.7%.                                         15,939         18,358

    Prepetition-

                       TST/IMPRESO, INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

    Prepetition taxes payable                                                                   --         25,722

    Note payable to a bank, secured by property, payable in monthly installments of $4,815 (including interest at 6%) through May 2003,
    at which time the remaining balance becomes due and payable.                           552,432        570,220

    Other notes payable, secured by one or more of the following: a personal guarantee by the trustee of a trust which is a principal shareholder of the
    Company, and certain property, plant, and equipment, maturity dates to 2023, interest rates ranging.
    from 4% to 8%                                                                          375,920        398,515
                                                                                        ----------     ----------

    Total                                                                               12,061,350      8,404,157

    Less-Current maturities                                                             (9,414,371)    (5,706,645)
                                                                                        ----------     ----------

    Long term debt                                                                      $2,646,979     $2,697,512
                                                                                        ==========     ==========


In February 1999, the Company entered into an agreement with its existing lender for a two year revolving line of credit. The facility, which had an initial maturity in May 1999, was renewed and will now expire in May 2001. The renewed loan has more favorable terms, including an increase in the line from $12 million to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage on borrowings based on inventory.


5.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Nine Months Ended
                                                          May 31,

                                                      1999         1998
                                                    --------     --------
          Cash paid during the period for:
                              Interest              $594,302     $362,191
                              Income taxes          $302,100     $ 43,555

                       TST/IMPRESO, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)


6.       EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) in Fiscal 1998. SFAS No. 128 requires the replacement of primary and fully diluted earnings per share ("EPS") with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

Basic EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted EPS considers the effect of Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. For the three and nine months periods ended May 31, 1999, the assumed exercise of outstanding in-the money stock options and conversion of warrants were immaterially dilutive. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at May 31, 1999.


7.       SIGNIFICANT CONTRACTS

On March 23, 1999, the Company and IBM executed Amendment Number 2 to the Trademark Licensing Agreement dated, April 30, 1997. This Amendment provides for an extension of the term from a period of four years with two automatic one year renewal options to a period of six years with two automatic one year renewal options. The Amendment also added six products to the list of licensed products covered by the Agreement, including one new product not previously manufactured by the Company (See "New Product" page 13).

On May 26, 1999, the Company announced a new vendor relationship with Corporate Express, Inc. ("Corporate Express"). Under this agreement TST/Impreso, Inc. will provide the full line of IBM branded paper and imaging products to Corporate Express for sale to its customers. In addition, Corporate Express has entered into an alliance with IBM to become a primary distributor of IBM Roll Paper (See "New Product" page 13).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MAY 31, 1999 AND
MAY 31, 1998

Net Sales---Net sales for the three months ended May 31, 1999, ("Third Quarter") decreased $ 2.3 million, or 13.5%, to $ 14.9 million as compared to $ 17.3 million for the corresponding period of the prior year. Net sales for the nine months ended May 31, 1999, increased $ 8.4 million, or 24.4%, to $ 43.0 million as compared to $ 34.6 million for the corresponding period of the prior year.

The decrease in net sales for the Third Quarter, as compared to the corresponding period of the prior year, primarily resulted from the variance of quantities purchased by a major office superstore chain for a private label paper program. However, sales to this customer as a percentage of the Net Sales of the Company for the nine month period ended May 31, 1999, were 5.7 % higher than the corresponding period of the prior year. This one customer has represented a significant portion of the Company's revenue to date for the 1999 fiscal year. There can be no assurance, however, that this increase in sales will continue, or if continued such sales will have a significant impact on the Company's profitability. The increase in net sales for the nine month period ended May 31, 1999, as compared to the corresponding period of the prior year, was primarily due to increased sales of IBM branded products. Net sales of IBM branded product for the nine month period ended May 31, 1999, increased 204%, as compared to net sales of IBM branded products in the corresponding period of the prior year.

Gross Profit---Gross profit for the three months ended May 31, 1999, increased approximately $ 721,000 or 45.3%, to $ 2.3 million, as compared to $ 1.6 million for the corresponding period of the prior year, despite a reduction in net sales of 13.5%. Gross profit for the nine months ended May 31, 1999, increased $ 3.2 million, or 94.3% to $ 6.6 million, as compared to $ 3.4 million for the corresponding period of the prior year. Gross profit margin for the Third Quarter and for nine months ended May 31, 1999 increased to approximately 15.5% from 9.2% and 15.4% from 9.8%, respectively, for the corresponding periods of the prior year. The Company's increased gross profit and gross profit margin for the three and nine month periods ended May 31, 1999, was due to the shifting of Company sales from lower margin continuous forms and uncoated cut sheet paper products to higher margin branded and technical imaging products.

Selling, General, and Administrative Expenses---SG&A expenses for the three months ended May 31, 1999, were $ 1.9 million, or 12.6% of net sales as compared to $ 1.6 million, or 9.3% of net sales, for the corresponding period of the prior year. SG&A expenses for the nine months ended May 31, 1999, were $ 5.2 million, or 12.1% of net sales, as compared to $ 4.2 million, or 12.2% of net sales for the corresponding period of the prior year. For the three and nine month periods ended May 31, 1999, SG&A expenses increased as a dollar amount during these periods, as compared to the corresponding periods of the prior year, due to increased net sales of products on which the Company offers promotional rebates.

Interest Expense---Interest expense for the three months ended May 31, 1999, was approximately $240,000 as compared to approximately $158,000, an increase of 51.3% from the corresponding period of the prior year. Interest expense for the nine months ended May 31, 1999, was approximately $594,000 as compared to approximately $362,000, an increase of 64.1% from the corresponding period of the prior year.

The increases in interest expense for the three and nine month periods ended May 31, 1999, as compared to the corresponding periods of the prior year were primarily attributable to the Company increasing its outstanding borrowings under its revolving line of credit. The increased borrowings reflected the Company's 55.1% increase in inventory as of May 31, 1999, as compared to August 31, 1998.

Income Taxes---The Company's income tax expense for the 1999 Third Quarter was approximately $62,000, as compared to an income tax benefit for the three months ended May 31, 1998, of approximately $71,000. The Company's income tax expense for the nine months ended May 31, 1999 was approximately $287,000, as compared to an income tax benefit of approximately $165,000 for the corresponding period of the prior year. The income tax expense recorded resulted from reporting net income for the current year periods as compared to reported losses in the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $8.4 million at May 31, 1999, from $8.1 million at August 31, 1998. This represented an increase of 4%, primarily attributable to a 55.1% increase in the Company's inventory, partially offset by an approximately $500,000 increase in accounts payable, and a $3.7 million increase in borrowing under the Company's line of credit.

In February 1999, the Company entered into an agreement with a bank for a two year, revolving line of credit, which is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of the Company and Trustee of a trust which is a principal shareholder of the Company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1/2% (8.25% at May 31, 1999), are based upon specified percentages of eligible accounts receivable and inventories. As of May 31, 1999, there was a $
2.3 million borrowing capacity remaining under the $13 million revolving line of credit. The revolving credit line, which was to expire in May 1999, will now expire in May 2001. The renewed loan has more favorable terms including, an increase in the line from $12 million to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage on borrowings based on inventory.

On March 15, 1999, the Company entered into a letter agreement with the West Virginia Economic Development Authority ("WVEDA"), to partially fund the construction of an addition to its facility on property owned by the Company, adjacent to its West Virginia plant. The Company has initiated site plans and upon securing the remaining financing for the balance of the project, the Company will formally execute a contract with the construction company managing the project.

The Company believes that the funds available under the revolving credit facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy the Company's requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations of the Company and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of Company operations due to demand for the new types and brands of products manufactured by the Company may require the Company to obtain additional capital to add new manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risks such as foreign currency exchange rates, but is exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not have supply contracts with any of its foreign vendors and all foreign vendors are paid in U.S. currency. In addition, the Company's international sales of finished goods are insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, the Company does not utilize exchange commitments to minimize the negative impact of foreign currency fluctuations.

The Company has both fixed-rate and variable-rate debts as of May 31, 1999. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of the Company's total long-term fixed rate and floating rate debt approximates fair value. See Note 4 in Notes to Interim Consolidated Financial Statements.

As of May 31, 1999, the Company did not own derivative or other financial instruments for trading or speculative purposes.

Based upon the Company's market risk sensitive debt outstanding at May 31, 1999, there was no material exposure to the Company's financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS

The Company believes that it is necessary to maintain an inventory of finished goods and raw materials to adequately service its customers. As a result of the Company's manufacturing and distributing new brands and types of products, its raw material and finished goods inventory requirements have increased; therefore, the Company has been steadily increasing its inventory levels. In addition, increasing international sourcing of raw materials has impacted delivery cycles resulting in the Company expanding its inventory to accommodate less frequent, larger shipments. Prices for raw materials increased in the third quarter in relationship to raw material prices in the second quarter of fiscal 1999. Management believes this market trend will continue into the beginning of the Company's fiscal year ending August 31, 2000.

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

MARKET CONDITIONS

During the third quarter of fiscal 1999, the Company's suppliers began increasing the price of raw materials resulting in the Company implementing a price increase on its finished goods. Another price increase on finished goods is scheduled to go into effect in the fourth quarter of fiscal 1999. Management believes that raw material costs will continue to rise. Resistance by customers to the price increase will continue to create downward pressure on finished goods selling prices, which could result in lower net sales and profit margins for the Company. If selling prices for products manufactured by the Company cannot increase in relationship to raw material cost increases, the Company's results of operations could be materially adversely affected.

SEASONALITY

The Company may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, the Company does not believe that such fluctuations have a material adverse effect on its results of operations.

YEAR 2000

The Company has completed the problem identification phase of its main computer system's (the "System") software and was able to complete Year 2000 ("Y2K") compliance of the System through the modification of existing application software. In the Third Quarter, the conversion of the software application was completed and operationally tested for Y2K compatibility. The Company also completed its conversion and operational testing of database files, and implemented the converted database. All of the conversions and operational testing phases of other applications within the System have been substantially completed, and the Company intends that the System will be Y2K operational by September 1, 1999.

The Company has completed its review for the Coppell and California locations of its other information technology equipment, such as independent personal computers ("P.C.'s") and all non-information technology equipment, such as the embedded controls in the Company's manufacturing equipment. The Company did not detect any material problems in the information systems or production equipment at these locations. At the completion of the review for the remaining manufacturing location in West Virginia, scheduled for July 31, 1999, management will assess what equipment of the Company is mission critical and non compatible. Since there have not been any material problems identified to date, potential costs of making this equipment Y2K compliant is unknown; therefore, no estimate has been included in the total estimated cost of remediation. If a corrective action plan is necessary, total estimated costs will be revised in future filings to reflect additional expenditures associated with implementing the plan.

Total estimated costs to the Company of remediation of all information and non-information technology is approximately $250,000. Costs incurred to date are approximately $75,000. The Company does not expect the cost of Y2K compliance to be material to its future financial condition or results of operations. Although the Company is utilizing both internal and external resources to implement and test the Y2K activities to eliminate transition interruptions or failure, there can be no assurance that these efforts will be successful. The costs of the Y2K compliance and anticipated dates of completion are based on management's best estimates, including considerations such as vendor support, no extraordinary adverse events, and application of theoretical and unproven practices.

In the fiscal quarter ended February 28, 1999, the Company began surveying the Y2K compliance status of its primary suppliers and significant customers. Management believes, as a result of the numerous questionnaires the Company has received from its suppliers and customers and the responses to its survey from its suppliers and customers, that a significant majority of its customers and suppliers are actively addressing Y2K problems and intend to be Y2K compliant prior to December 31, 1999. The Company's survey will assist management in assessing third party risks, but the Company does not intend to develop a formal contingency plan. If significant third party supplier systems do not work properly, the Company may experience operation disruptions including temporary inability to manufacture or ship product, process transactions, communicate with customers, suppliers and subsidiary locations, and other customary business activity. Should one of the Company's facilities experience significant operation disruptions, the Company intends to shift production from the disrupted facility to one of its other locations.

NEW PRODUCT

In June 1999 the Company introduced a new rolled paper product line. The rolls weigh approximately 500 pounds each and are specifically engineered for high speed roll fed printing systems. These rolls are utilized by companies such as investment banking institutions and publishing companies, for variable data output applications such as customized statements and book publishing. The advantage of utilizing high speed roll fed printing systems for mass production over traditional methods of offset printing, are lower costs and faster speeds of production without sacrificing image quality. The Company is manufacturing this product line on new and existing equipment. Existing equipment, which previously manufactured paper products with declining market shares, was modified to accommodate the manufacture of this specially controlled paper.

WEBSITE

On June 1, 1999, the Company HotSheet.com(R) online web reference directory (, launched its redesigned website. The design changes improve the ease-of-use and enhance the functionality of the site. The new design allows users to view all the links in a particular category without scrolling. A new navigation bar at the top of the page provides the ability to "jump" instantly to any primary category, and new colored headings clearly distinguish individual categories within the page. In addition to the previously-announced addition of HotSheet Super Search (a meta-search service provided in association with Mamma Systems, Inc.) to the site, HotSheet.com now provides co-branded searches for weather, stock quotes, media listings, and price comparison data.

The Company intends to either retain and develop its web portals into valuable corporate assets, proceed with an initial public offering, or sell the sites to an unrelated third party. The Company has continued its search for an investment banker to assist management in the development of strategies to maximize their value to the Company. The Company continues to invest in its sites by associating with vendors in the industry which provide income generating services.

INFLATION

Inflation is not expected to have a significant impact on the Company's business.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Report contain "forward looking statements" about the Company's prospects for the future, such as its ability to generate sufficient working capital, its ability to obtain financing to acquire new manufacturing facilities, its ability to generate additional sales to meet business expansion and future market conditions, its ability to continue to maintain sales to justify capital expenses, its ability to switch its product mix to meet market conditions, its ability to successfully market its new brands and types of products, and its ability to identify, evaluate and implement corrective action for potential Year 2000 problems. Such statements are based on current expectations, estimates, forecasts and projections about the market sectors in which the Company operates, management's beliefs, and assumptions made by management; they are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, the cyclical nature of the industry in which the Company operates, the potential of technological changes which would adversely affect the need for the Company's products, price fluctuations which could adversely impact the large inventory required in the Company's business, loss of any significant customer, and termination of contracts essential to the Company's business. Parties are cautioned not to rely on any such forward looking statements or judgments in making investment decisions.

PART II:       OTHER INFORMATION

ITEM 6:        EXHIBITS AND ON FORM 8-K

EXHIBIT NO.    DESCRIPTION OF EXHIBITS

  a) 27        Financial data schedule

  b)           No reports on Form 8-K were filed during the quarter ended
               May 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

     Dated: July 14, 1999

                                          TST/ Impreso, Inc.
                                          (Registrant)

                                          /s/ Marshall Sorokwasz
                                          ------------------------------
                                          Marshall Sorokwasz
                                          Chairman of the Board, Chief
                                          Executive Officer, President,
                                          and Director


                                          /s/ Susan Atkins
                                          ------------------------------
                                          Susan Atkins
                                          Chief Financial Officer
                                          and Vice President

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION OF EXHIBITS
-----------    -----------------------
    27        Financial data schedule