Form 10-K
period 1999-08-31
TST/IMPRESO INC
filed 1999-11-29
CIK 947219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended August 31, 1999
                                       OR
 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
             Exchange Act of 1934 for the transition period
                            from         to
                                 -------   -------

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

                         COMMON STOCK, $0.01 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES   X     NO
                                                     ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 22, 1999, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market, was approximately $5,349,913.

There were 5,292,780 shares of the registrant's Common Stock outstanding as of November 22, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
              Report of Independent Public Accountants                     F-2

              Consolidated Balance Sheets as of August 31, 1999
              and 1998                                                     F-3

              Consolidated Statements of Operations for the Years
              Ended August 31, 1999, 1998 and 1997                         F-5

              Consolidated Statements of Stockholders' Equity
              for the Years Ended August 31, 1999, 1998 and 1997           F-6

              Consolidated Statements of Cash Flows for the Years
              Ended August 31, 1999, 1998 and 1997                         F-7

              Notes to Consolidated Financial Statements                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of TST/Impreso, Inc.:

We have audited the accompanying consolidated balance sheets of TST/Impreso, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TST/Impreso, Inc. and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1999, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
October 20, 1999

PART ONE:   FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS


                       TST/IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    August 31,     August 31,
                                                                                       1999           1998
                                                                                   -----------     ----------
Current assets:
            Cash and cash equivalents                                             $     22,629    $    117,840
            Trade accounts receivable, net of allowance for doubtful accounts
                of $130,397 at August 31, 1999, and $190,000 at August 31, 1998      6,295,988       6,234,005
            Income tax receivable                                                      478,909         479,329
            Investments in marketable securities                                        11,088          11,088
            Inventories                                                             18,801,015       9,189,973
            Prepaid expenses and other                                                 200,739         294,590
            Deferred income tax assets                                                  44,335          64,600
                                                                                  ------------    ------------

                       Total current assets                                         25,854,703      16,391,425
                                                                                  ------------    ------------

Property, plant and equipment, at cost                                              16,845,961      16,217,627
          Less-Accumulated depreciation                                             (9,635,739)     (9,117,371)
                                                                                  ------------    ------------

                       Net property, plant and equipment                             7,210,222       7,100,256
                                                                                  ------------    ------------

Other assets                                                                            19,453          28,265
                                                                                  ------------    ------------

                       Total assets                                               $ 33,084,378    $ 23,519,946
                                                                                  ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      August 31,    August 31,
                                                                                         1999          1998
                                                                                      ----------    ----------
Current liabilities:
            Accounts payable                                                         $ 9,053,907   $ 1,578,938
            Accrued liabilities                                                        1,678,862     1,048,448
            Current maturities of long-term debt                                          28,179        29,095
            Line of credit                                                             6,357,787     5,602,601
            Prepetition liabilities:
                   Current maturities of prepetition taxes payable                           -0-        25,722
                   Current maturities of long-term debt                                   35,233        49,227
                                                                                     -----------   -----------

                       Total current liabilities                                      17,153,968     8,334,031

            Deferred income tax liability                                                727,865       689,482
            Long-term portion of prepetition debt, net of current maturities             884,785       919,508
            Long-term debt, net of current maturities                                  1,744,487     1,778,004
                                                                                     -----------   -----------

                       Total liabilities                                              20,511,105    11,721,025
                                                                                     -----------   -----------

Commitments and contingencies

Stockholders' equity:
            Preferred Stock, $.01 par value; 5,000,000 shares authorized; 0 shares
               issued and outstanding                                                         --            --
            Common Stock, $.01 par value;  15,000,000 shares authorized;
               5,292,780 issued and outstanding                                           52,928        52,928
            Warrants                                                                         110           110
            Additional paid-in capital                                                 6,319,572     6,319,572
            Retained earnings                                                          6,200,663     5,426,311
                                                                                     -----------   -----------

                       Total stockholders' equity                                     12,573,273    11,798,921
                                                                                     -----------   -----------

                       Total liabilities and stockholders' equity                    $33,084,378   $23,519,946
                                                                                     ===========   ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                      TST/IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended August 31,
                                                                1999            1998            1997
                                                            -------------   ------------    ------------
Net sales                                                   $ 59,555,595    $ 50,666,085    $ 33,634,248
Cost of sales                                                 51,894,341      46,290,014      29,927,909
                                                            ------------    ------------    ------------

                       Gross profit                            7,661,254       4,376,071       3,706,339
                                                            ------------    ------------    ------------

Other costs and expenses:
            Selling, general and administrative                5,605,959       5,264,735       4,116,398
            Interest expense                                     832,539         558,863         275,057
            Other income, net                                    (41,971)        (44,409)       (200,738)
                                                            ------------    ------------    ------------

                       Total other costs and expenses          6,396,527       5,779,189       4,190,717
                                                            ------------    ------------    ------------

Income (loss) before income tax expense                        1,264,727      (1,403,118)       (484,378)
                                                            ------------    ------------    ------------

Income tax expense (benefit):
            Current                                              478,390        (345,675)        (38,125)
            Deferred                                              11,985          27,066          30,502
                                                            ------------    ------------    ------------

                       Total income tax expense (benefit)        490,375        (318,609)         (7,623)
                                                            ------------    ------------    ------------

Net income (loss)                                           $    774,352    $ (1,084,509)   $   (476,755)
                                                            ============    ============    ============

Net income (loss) per share (basic and diluted)             $       0.15    $      (0.20)   $      (0.09)
                                                            ============    ============    ============

Weighted average shares outstanding                            5,292,780       5,292,780       5,257,667
                                                            ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock         Additional
                                            $.01 Par Value         Paid-In                    Retained      Treasury
                                         Shares        Amount      Capital       Warrants     Earnings       Stock        Total
                                      ------------   ---------   ------------   ---------   ------------    --------  ------------
Balance, August 31, 1996                 5,247,730   $  52,477   $  5,937,896   $     110   $  6,987,575    $     --  $ 12,978,058
         Net loss                               --          --             --          --       (476,755)         --      (476,755)
            Stock options exercised
            (Including tax benefit
            of $111,452)                    45,050         451        381,676          --             --          --       382,127
                                      ------------   ---------   ------------   ---------   ------------    --------  ------------

Balance, August 31, 1997                 5,292,780      52,928      6,319,572         110      6,510,820          --    12,883,430
         Net loss                               --          --             --          --     (1,084,509)         --    (1,084,509)
                                      ------------   ---------   ------------   ---------   ------------    --------  ------------

Balance, August 31, 1998                 5,292,780      52,928      6,319,572         110      5,426,311          --    11,798,921
         Net income                             --          --             --          --        774,352          --       774,352
                                      ------------   ---------   ------------   ---------   ------------    --------  ------------

Balance, August 31, 1999                 5,292,780   $  52,928   $  6,319,572   $     110   $  6,200,663          --  $ 12,573,273
                                      ============   =========   ============   =========   ============    ========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended August 31,
                                                                    1999           1998           1997
                                                                ------------   ------------   ------------
Cash Flows From Operating Activities:
         Net income (loss)                                      $   774,352    $(1,084,509)   $  (476,755)
         Adjustments to reconcile net income (loss) to net
         cash used in operating activities-
            Depreciation and amortization                           544,828        352,211        392,427
            Deferred income taxes                                    58,648         27,066        141,954
            (Increase) decrease in accounts receivable, net         (61,983)    (4,113,837)       770,243
            (Increase) decrease in income tax receivable                420       (159,127)      (320,202)
            (Increase) decrease in investments in marketable
                securities                                               --        967,375       (728,463)
            (Increase) decrease in inventory                     (9,611,042)    (1,300,024)    (1,546,218)
            (Increase) decrease in prepaid expenses and other        93,851        222,381       (215,240)
            Increase (decrease) in accounts payable               7,474,969      1,144,607     (1,129,331)
            Increase (decrease) in accrued liabilities              630,414        729,143         10,184
            Increase (decrease) in accrued bonuses                       --             --       (175,000)
            Increase (decrease) in other assets                       8,812        403,326        282,114
                                                                -----------    -----------    -----------

                Net cash used in operating activities               (86,731)    (2,811,388)    (2,994,287)
                                                                -----------    -----------    -----------

Cash Flows From Investing Activities:
         Additions to property, plant and equipment                (657,735)    (3,294,689)      (457,377)
         Sales of property, plant, and equipment, net                 2,941             --             --
                                                                -----------    -----------    -----------

                Net cash used in investing activities              (654,794)    (3,294,689)      (457,377)
                                                                -----------    -----------    -----------

Cash Flows From Financing Activities:
         Net borrowing on line of credit                            755,186      2,766,417      2,697,793
         Payments on prepetition debt                               (74,439)       (94,673)      (100,047)
         Net borrowing (payments) on post-petition debt             (34,433)     1,785,899        (18,878)
         Proceeds from exercise of stock options                         --             --        270,675
                                                                -----------    -----------    -----------

                Net cash provided by financing activities           646,314      4,457,643      2,849,543
                                                                -----------    -----------    -----------

Net decrease in cash and cash equivalents                           (95,211)    (1,648,434)      (602,121)

Cash and cash equivalents, beginning of year                        117,840      1,766,274      2,368,395
                                                                -----------    -----------    -----------

Cash and cash equivalents, end of year                          $    22,629    $   117,840    $ 1,766,274
                                                                ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION AND NATURE OF BUSINESS:

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets. TST/Impreso, Inc.'s product line consists of standard continuous computer stock business forms for use in computer printers; thermal facsimile paper for use in thermal facsimile machines; cut sheet paper for use in copying machines, plain paper facsimile machines, laser printers, and ink-jet printers; special surface sheeted products; business stationary; point of sale and cash register machine rolls; and high speed laser roll paper. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").

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

The Company sells its paper and film products to dealers and resellers for commercial and home use. The Company reviews all existing customers' financial condition periodically and monitors average days outstanding in accounts receivable. Receivables are generally due 30 days from sale. There have been no unusual credit losses relating to customers.

One customer accounted for approximately 34% and 34% of gross sales, and 41% and 48% of accounts receivable for the years ended August 31,1999 and 1998, respectively. No customer accounted for 10% or more of gross sales for the year ended August 31, 1997.

       Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       Investments

At August 31, 1999, the Company's investments primarily consisted of common stock of an unrelated publicly

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


traded company. Historical cost approximates fair value at August 31, 1999. In accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the investment was classified as a trading security due to the securities' liquidity and the Company's intent to not hold the securities until maturity.

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

       Advertising

Advertising costs are expensed as incurred. Advertising costs were $617,000, $424,000, and $32,000 for the years ended August 31, 1999, 1998, and 1997 respectively, and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

       Other Income, Net

Other income, net, consists primarily of gain/loss on sale of property, plant, and equipment, gain/loss on sale of investments, and interest income.

       Cash Flow Information

Cash paid for interest during fiscal years 1999, 1998, and 1997, was $832,539, $558,863, and $275,057, respectively. Cash paid for income taxes during fiscal years 1999, 1998, and 1997, was $428,381, $47,295, and $101,238, respectively.

       Earnings Per Common Share

Earnings per share is based on the weighted average number of common shares outstanding. Common share equivalents have not been included in the computation of earnings per share as they are anti-dilutive.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


       Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No.107, "Disclosures About Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents, accounts receivable, investments, and accounts payable-

           The carrying amount approximates fair value.

        Long-term debt-

           Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt at August 31, 1999, is approximately $8.9 million, or $127,000 less than what the Company will pay. This is the result of the Company obtaining favorable interest rates on its prepetition debt.

     Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.     INVENTORIES:

Inventories consisted of the following:

                                                  August 31,
                                                  ----------
                                       1999                      1998
                                    -----------               ----------
Finished goods                       $5,126,046               $4,303,003
Raw materials                        12,826,083                4,266,114
Supplies                                783,964                  574,823
Work-in-process                          64,922                   46,033
                                    -----------               ----------
Total                               $18,801,015               $9,189,973
                                    ===========               ==========

4.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                             August 31,
                                                             ----------
                                                      1999                   1998
                                                   -----------            ----------
Buildings and equipment                            $15,116,529           $14,484,171
Furniture, fixtures, and other                       1,729,432             1,733,456
                                                   -----------           -----------
                                                    16,845,961            16,217,627
Less-Accumulated depreciation                       (9,635,739)           (9,117,371)
                                                   -----------           -----------
Net property, plant and equipment                  $ 7,210,222           $ 7,100,256
                                                   ===========           ===========

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


5.     LONG-TERM DEBT AND LINE OF CREDIT:

The following is a summary of long-term debt and line of credit:

                                                                                                    August 31,
                                                                                                    ----------
                                                                                               1999             1998
                                                                                               ----             ----
Note payable to a commercial financial corporation under revolving credit line maturing May 2002, secured by inventories, trade accounts receivable, equipment, goodwill associated with the Company's trademark IMPRESO (no value on financial statements) and a personal guarantee by the trustee of a trust which is a majority
shareholder, interest payable monthly at prime plus 1/2% (8.75% at August 31, 1999).         $ 6,357,787     $ 5,602,601

Note payable to commercial financial corporation, secured, payable in monthly
installment, interest rate at 1.3%, maturing June 2001.                                            9,862          15,818

Note payable to a commercial financial corporation, payable in monthly
installments, interest rate at 7.25%, maturing December 2002.                                     48,980          62,265

Note payable to a bank secured by property, payable in monthly installments of
$14,391.22  (including interest at 4.5% above the 11th District Cost of Funds rate,
9.5% at August 31, 1999) maturing August 2008.                                                 1,698,720       1,710,658

Note payable to a commercial financial corporation, secured, payable in monthly
installments, interest rate of 6.7%, maturing July 2003.                                          15,103          18,358

Prepetition-

Prepetition  taxes payable                                                                           -0-          25,722

Note payable to a bank, secured by property, payable in monthly installments of
$4,815 (including interest at 6%) through May 2003, at which time the remaining
balance becomes due and payable.                                                                 546,120         570,220

Other notes payable, secured by one or more of the following: a personal guarantee by the trustee of a trust which is a majority shareholder, and certain property,
plant, and equipment, maturity dates to 2023, interest rates ranging from 4% to 8%.              373,899         398,515
                                                                                             -----------     -----------

           Total                                                                               9,050,471       8,404,157

Less-Current maturities                                                                       (6,421,199)     (5,706,645)
                                                                                             -----------     -----------

Long-term debt                                                                               $ 2,629,272     $ 2,697,512
                                                                                             ===========     ===========

Prepetition amounts listed above represent the renegotiated amounts and terms under the 1993 plan of reorganization.

The revolving credit line is limited to the lesser of $13,000,000 or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3,628,000 as of August 31, 1999. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


net worth and working capital requirements, as defined. As of August 31, 1999, 1998, and 1997, the Company was in compliance with all covenants.

Future maturities of long-term debt and line of credit at August 31, 1999, are as follows:

2000                              $6,421,199
2001                                  73,199
2002                                  72,734
2003                                 496,718
2004                                  27,709
Thereafter                         1,958,913
                                  ----------
                                  $9,050,471
                                  ==========

6.     LEASE AGREEMENTS:

The Company is obligated under various operating leases for equipment, which expire at various dates through 2005. Rental expenses under these operating leases were $195,456, $182,565, and $23,292 for the years ended August 31, 1999, 1998, and 1997 respectively. Future annual minimum lease payments as of August 31, 1999, are as follows:

2000                                 $219,412
2001                                  212,551
2002                                  203,496
2003                                  191,447
2004                                   70,202
Thereafter                              5,734
                                     --------
                                     $902,842
                                     ========

7.     COMMITMENTS AND CONTINGENCIES:

       Legal-

        In the opinion of management, the Company has no pending legal proceedings which could have a material adverse effect on the results of operations or financial position of the Company.

       Significant Contract-

        In April 1997, the Company entered into a non-exclusive Trademark Licensing Agreement with International Business Machines ("IBM") to manufacture and distribute certain selected products carrying the IBM logo. In March 1999, the Company extended its agreement with IBM from a four year contract with two one-year automatic renewals, to a six year contract with two one-year automatic renewals. The Company is required to pay participation fees based upon a percentage of net profits of these products (as defined by the agreement) and maintain certain sales volumes and quality standards as required by the agreement. The agreement, under certain circumstances, may be canceled by either party upon 120 days written notice.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


8.     INCOME TAXES:

The Company utilizes the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires among other things, an asset and liability approach for financial accounting and reporting of income taxes.

Significant components of deferred income taxes at August 31, 1999 and 1998, were as follows:

                                                                         August 31,
                                                                         ----------
                                                                  1999                 1998
                                                                  ----                 ----
Deferred income tax assets-current:
  Allowance for doubtful accounts receivable                      $44,335             $64,600
Deferred income tax liability-long term:
  Tax over book depreciation and amortization                    (727,865)           (689,482)
                                                                ---------           ---------
Net deferred income tax liabilities                             $(683,530)          $(624,882)
                                                                =========           =========

The Company's effective tax rate was different than the statutory federal income tax rate for the years ended August 31, 1999, 1998, and 1997, as follows:

                                                               1999              1998             1997
                                                               ----              ----             ----
Federal income taxes at statutory rate (34%)                  $430,007         $(477,061)       $(164,689)
State taxes, net of federal income tax benefit                  32,175             9,874          112,613
Tax effect of nondeductible items                               27,772            20,810           32,933
Alternative minimum taxes                                          ---           118,694              ---
Other                                                              421             9,074           11,520
                                                              --------         ---------        ---------
Income tax expense (benefit)                                  $490,375         $(318,609)       $  (7,623)
                                                              ========         =========        =========

9.     RELATED PARTY TRANSACTIONS:

The Sorokwasz Irrevocable Trust, whose trustee is the president of the Company, and the senior vice president of the Company own 44.09% and 14.89%, respectively, of the outstanding shares of common stock as of August 31, 1999.

10.     STOCK OPTIONS:

The Company sponsors a stock option plan (the "Plan") for certain employees and directors. There are 400,000 shares of common stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors of the Company. The outstanding options generally vest ratably at various dates through 2003 at an exercise price of not less than the fair market value at the grant date. The options generally expire 10 years after date of grant.

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


In addition, the Company granted 35,000 options during 1999 outside of the Plan. These options vest ratably at various dates through 2001 at an exercise price of not less than fair market value at the grant date. These options expire five years after the grant date.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock- Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of operations. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1999, 1998 and 1997 would have been a reduction in the Company's net income, or increase in net loss of approximately, $116,000, $193,000, and $155,000, respectively, and a reduction in earnings per share, or increase in net loss per share of approximately, $.02, $.04, and $.03, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: expected volatility of 75%, 60%, and 48%; risk-free interest rate of 5.67%, 5.45%, and 6.33%; expected lives of five years; and no expected dividends.

At August 31, 1999, the outstanding options to purchase 304,800 shares have exercise prices ranging from $3.00 to $12.75 (fair market values on dates of grant) and an average remaining contractual life of 6.1 years. The fair value of options granted during the years ended August 31, 1999, 1998 and 1997, calculated using the Black-Scholes option-pricing model, was approximately $75,000 ($1.99 per share), $7,600 ($5.48 per share), and $96,000 ($3.87 per share), respectively. Exercisable options total 254,950 shares and are exercisable at a weighted average exercise price of $6.11.

The following table summarizes stock option activity:

                                                                                                     Weighted
                                                                                 Available for        Average
                                    Reserved                Granted                for Grant           Price
                                    --------                -------              -------------       ----------

August 31, 1996                        ---                    292,200                107,800           $6.01
Exercised                              ---                    (45,050)                   ---           $6.01
Canceled                               ---                     (1,800)                 1,800           $6.00
Granted                                ---                     27,500                (27,500)          $7.69
                                 ---------                -----------            -----------           -----

                       TST/IMPRESO, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


August 31, 1997                        ---             272,850                  82,100       $   6.17
Granted                                ---               1,500                  (1,500)      $   9.69
                                  --------            --------                --------       --------

August 31, 1998                        ---             274,350                  80,600       $   6.19
Made Available                         ---                 ---                  35,000           N/A
Canceled                               ---             (10,550)                 10,550       $   6.00
Granted                                ---              41,000                 (41,000)      $   3.04
                                  --------            --------                --------       --------

August 31, 1999                        ---             304,800                  85,150       $   5.78
                                  ========            ========                ========       ========

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

11.  EARNINGS PER SHARE:

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

12. EMPLOYEE 401(k) PLAN:

In February 1996, the Company implemented an employee 401(k) plan. The plan is administered by a national brokerage firm and administrative fees associated with the plan are funded by the plan. The Company's contribution is discretionary and currently matches 10% of the first 5% of the participating employees' contributions to their 401(k) accounts. Contributions by the Company were $16,780, $15,639, and $14,828 for the years ended August 31, 1999, 1998, and 1997, respectively.

                                     PART 1
ITEM 1. BUSINESS

GENERAL

TST/Impreso, Inc. and subsidiaries is a manufacturer and distributor to dealers and other resellers of various paper and film products for commercial and home use in domestic and international markets. Our company was founded in 1976 as a converter of continuous stock forms, and in 1990, due to our expanding product line and distribution, we assumed our present name. Approximately 98% of our total output is initially sold domestically. Independent resellers purchase and may further distribute the products internationally. Through our three manufacturing facilities and 47 public warehouse locations throughout the United States and in Quebec, Canada, we manufacture and distribute our products under our own IMPRESO(R) label, generic labels and private labels. In April 1997, we entered into a non-exclusive Trademark Licensing Agreement with International Business Machines Corporation for the manufacture and distribution of a selected line of paper products. In 1999, this agreement was extended and new products were added.

We operate in the hard copy supply market, which encompasses those products used with a hard copy output or "imaging" device. Advances in hardware and imaging material technology have accelerated business and public consumption of new types of products and are changing the industry's customers, products, and channels of distribution. Growth opportunities for specific types of products, such as cut sheet applications, have significantly increased. In response to industry trends, we refocused our manufacturing strategy by purchasing high volume commodity sheeters to produce sheet products instead of purchasing precut sheeted products from mills. Sheeting applications range from plain cut sheet paper to special surface products, such as transparency film and technical papers. We began manufacturing special surface sheeted products in the non-contaminated environment constructed at our Texas facility in 1998. Although we historically have been a paper products manufacturer and distributor, we believe we have increased our efficiency and broadened our distribution access by entering the transparency film market. We also introduced during our fiscal year ending August 31, 1998, a product line manufactured under the IBM trademark. In the fiscal year ended August 31, 1999, we added one new product under the IBM trademark, high speed laser roll paper. In the fiscal year ending August 31, 2000, we expect to introduce three IBM branded products, wide format engineering rolls, wide format ink jet media, and processed laser cut sheets.

We operate in a very competitive industry. We have strategically located our distribution points so that we will be able to deliver our products to customers in most major cities in the United States within 24 hours. We have approximately 2,600 customers, ranging in size from small business forms dealers to large office product wholesalers with multiple offices and branches. An increasing segment of our customer base has been the large and medium size mass merchants, including computer and office superstores. Our primary method of generating sales contacts is through our own sales force, manufacturers' sales representatives, extensive marketing programs, referrals and reputation.

We also own and operate the HotSheet(R) web portal. This portal, at www.hotsheet.com, provides Internet users with an easy method for finding top web sites by using a quick-loading single page design featuring over 600 carefully selected links in more than 20 major categories. We have been operating the HotSheet page for over five years. The site currently receives more than 10 million hits and is being accessed 2.5 million times by over 500,000 users each month. Additional features on HotSheet.com include:

       o HotSheet Super Search, a metasearch service which combines results from multiple web search engines and ranks the results by relevance;

       o my.HotSheet, a new service that allows users to create their own personalized page of categorized favorite links;

       o the recently introduced HotSheet Search Portal, which provides direct input to many leading search engines; and

       o ShopSheet.com, a quick loading page which contains only the shopping links found on the main HotSheet.com directory.

RECENT DEVELOPMENTS

We originally constructed the HotSheet web portal to build brand identity for the IMPRESO and IBM product lines. As a result of increasing usage and advertising revenues from the site and to maximize shareholder value, on November 3, 1999, our Board of Directors voted to submit to our stockholders a proposal to create a parent holding company, Impreso.com, Inc. to hold the stock of TST/Impreso, Inc., and a sibling subsidiary, HotSheet.com, Inc. HotSheet.com will own as its primary asset the HotSheet web portal. Under the proposal, our stockholders will receive shares in Impreso.com in exchange for their shares of TST/Impreso. Impreso.com will hold all of the shares of TST/Impreso and a majority of the shares of HotSheet.com The Hotsheet web portal will be transferred at a later date from TST/Impreso to HotSheet.com. The creation of the holding company, Impreso.com, Inc., represents the initial step by management to maximize stockholder value of the HotSheet web portal. Management believes that a holding company structure will benefit stockholders by allowing the companies greater flexibility in future dealings with the investment community.

PRODUCTS

Our product line during fiscal 1999 consisted of the following:

       o Continuous Computer Stock Business Forms. We maintain a wide variety of standard continuous computer stock business forms in various types of papers, formats for readability and contrast, and basis weights. Upon request, we occasionally produce customized forms for larger customers.

       o Thermal Facsimile Paper. Our thermal facsimile papers are suitable for use with all original equipment manufacturers' (OEM's) machines currently on the market and are warranted against damage that the paper may cause to a customer's thermal facsimile machine.

       o Cut Sheet Paper for use in Laser Printers, Copying Machines, and Plain Paper Facsimile Machines. We convert cut sheet products, including IMPRESO Lazer Cut Sheets(R).

       o Cut Sheet Paper for use in Ink Jet Printers. We manufacture two types of ink jet paper, coated and un- coated. Coated ink jet paper, in both glossy and matte, is designed for superior high resolution color graphics and photographic reproductions. Uncoated ink jet paper is primarily used for traditional monochrome applications.

       o Digital Photo Ink Jet Paper. Used for printing images from digital cameras, photo CD's, the Internet, or desktop scanners.

       o Gloss Coated Ink Jet Paper. Gloss coated on one side for brilliant, high-contrast color images with photographic detail, and matte on the reverse side for text and graphics.

       o Gloss Opaque Ink Jet Film. A stable and long-lasting film for printing any ink generated image. Its high gloss finish prints brilliant color images and its matte side prints text and graphics.

       o Ink Jet Coated Canvas. A textured product which creates the illusion of a painted surface.

       o Transparency Film for Ink Jet Printers. Clear film specially coated for smudge/bleed-free color or black ink jet imaging.

       o Transparency Film for Copier and Laser Printers. Overhead transparencies can be created using a plain paper copier and this film.

       o Transparency Film for Color Laser Printers. Designed specially for color laser applications; the unique coating controls absorption of color, creating high quality full color overhead transparencies.

       o T-Shirt Transfers. A computer and ink jet printer can create personalized designs for applications on various cotton materials.

       o Point of Sale and Cash Register Machine Rolls. Available in both thermal and plain paper.

       o Fine Cotton Business Stationery Line. Fine cotton business stationery for sale at the retail level.

       o High Speed Laser Roll Paper. High speed laser roll paper is specifically engineered for high speed roll fed printing systems, such as IBM's Infoprint family of continuous-feed printing systems like the Infoprint 3000 and Infoprint 4000. In addition, this paper can be used in Xerox or OCE systems. These rolls are used by companies, such as investment banking institutions and publishing companies, for variable data output applications, such as customized statements and book publishing. The advantages of using high speed roll fed printing systems for mass production over traditional methods of offset printing are lower costs and faster speeds of production without sacrificing image quality.

NEW PRODUCTS

       o Wide Format Engineering Rolls. Available in three different grades of paper, bond, vellum, and translucent bond, and in a variety of widths and lengths. These products are used with wide format printing and copying equipment, such as those used by architectural and engineering firms for design plans and renderings. The introduction of engineering rolls represents our entry into the rapidly growing wide format printing market. This product category also opens a new channel of distribution through computer-aided design (CAD) supply dealers.

       o Wide Format Ink Jet Media. Available in a wide variety of coated papers and films used for full color graphic signage and display.

       o Processed Laser Cut Sheets. The Company intends to start production of processed laser cut sheets in December 1999. Laser Cut Sheets are micro-perforated and/or pre-punched cut sheets used in copiers, laser printers, and ink jet printers for applications such as return/reply promotional materials, billing and remittance statements, or coupons. Users can keep printing projects in-house by eliminating the use of outside sources for custom forms.

TRADEMARK LICENSE

In April 1997, we entered into a non-exclusive Trademark Licensing Agreement with IBM. Under this agreement we manufacture and distribute a selected line of paper products within the United States, Canada and Mexico under the IBM brand name. In March 1999, we extended the agreement with IBM from a four-year contract with two one-year automatic renewals, to a six-year contract with two one-year automatic renewals. The amended agreement also expanded the list of authorized products. Management believes that brand name identification is an effective tool for penetration of market share and maintenance of profit margins. We began shipping IBM branded products in fiscal 1998. In fiscal 1999, we introduced one new product under the IBM brand name, high speed laser roll paper. We intend to introduce three IBM branded products in December 1999, wide format engineering rolls, wide format ink jet media, and processed laser cut sheets. We have been actively soliciting distributors, dealers, and retail accounts into the IBM program and have established a solid base for creating additional sales opportunities to existing accounts, as well as initial sales to new customers who are now purchasing from us as a direct result of their participation in the IBM branded paper program.

MARKETING AND DISTRIBUTION

We market our products to approximately 2,600 customers through our own sales force and established manufacturers' representatives. Our targeted customers are business consumable and office machine dealers and large and medium mass merchants, including computer and office superstores. We are continually seeking to diversify our customer base and distribution channels. The incorporation of non-traditional but related product categories into our expanding product line may facilitate our access to different distribution channels.

We have 50 distribution points (47 public warehouses and three plants), which enable us to deliver products to most major cities in the United States within 24 hours. Our primary method of generating revenue is through our own sales force. The members of this sales force generally seek business within specific geographic territories. Manufacturers' representatives serve as an important supplementary source of sales and marketing. Their territories are identified by specific accounts or prospects, primarily those of a retail nature.

We sell to the following types of customers:

       o Business Forms Dealers. Business form dealers are typically businesses which primarily buy and resell various types of business forms.

       o Wholesale Stationers. Wholesale stationers are businesses which supply a large variety of office products to office product dealers. The wholesale stationers do not sell directly to the end user.

       o Office Products Dealers. Office products dealers are businesses which generally purchase a majority of their products from the wholesale stationers, but often negotiate directly with manufacturers such as us.

       o Paper Merchants. Paper merchants sell all types of papers to printers and dealers and directly to end users.

       o Consumer Electronics Stores. Consumer electronic stores sell retail to the end user in a broad spectrum electronics environment.

       o Mass Merchants. Mass merchants are retail sections of department, grocery or drug stores that sell computer, copier and facsimile related supplies.

       o Computer Superstores. Computer superstores sell computer products, accessories, and consumables at retail.

       o Wholesale Clubs/Office Superstores. Wholesale clubs/office superstores comprise the fastest growing segment of the office products market. They sell large quantities of inventory at near wholesale prices to end users and dealers. These stores do not generally provide the credit, delivery, and other types of services support to the extent that the wholesale stationers provide their customers.

       o Original Equipment Manufacturers (OEMs). These manufacturers make the business machines in which paper products are used. Many OEMs market their own privately labeled consumables as secondary sales to their business machines, such as copiers, printers and facsimile machines.

       o Catalog Sales. Catalog companies publish their own catalogs and send them to customers, who then order merchandise by telephone, facsimile, or e-mail and have it delivered.

       o Buying Groups. These are groups of dealers, ranging from ten to 400 members, that combine their buying power to receive, among other things, volume discount pricing and rebate incentives from manufacturers.

       o Computer Aided Design (CAD) Supply Dealers. These dealers typically sell wide format supplies and papers to architects and engineers.

       o Contract Stationers. Companies which offer a complete catalog of office and business supplies generally to large corporations. Various types of products a business uses are bundled and sold under contract.

       o Computer Supply Wholesalers. Businesses which offer a broad line of computer supplies and hardware to resellers.

Although we have specialized in select markets and have emphasized service and long-term relationships to meet customer needs more effectively, there are no long-term contractual relationships between us and any of our customers. One single customer, Staples, Inc. accounted for more than 10% of our sales in each of fiscal 1998 and 1999. We have derived a significant portion of our revenues from Staples in these years, and currently and may in the future be dependent on Staples or other significant customers. However, there can be no assurance that purchases by Staples will remain at significant levels. The loss of Staples or any other significant customer could materially adversely affect our financial position, results of operations and cash flows.

MANUFACTURING

We manufacture computer stock forms at each of our three manufacturing facilities in Coppell, Texas; Fontana, California; and Kearneysville, West Virginia. Our equipment for continuous computer stock business forms product line includes rotary presses and collators. The rotary presses range in size from 22 inch cylinder x 32 inch web to 25.5 inch cylinder x 36 inch web and provide us with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator and, in certain cases, support personnel. Our equipment can produce nearly all of the computer business stock forms products required by a form distributor or retailer.

Since 1989, we have operated our rewinder slitters used for the conversion of thermal facsimile paper at our manufacturing facility in Texas. The thermal facsimile paper was then distributed to our other plants and to public warehouses for further distribution. In fiscal 1998, we added slitting capabilities at our West Virginia plant. Our slitting capabilities have allowed us to expand our product line to include other types of rolled paper products, such as point-of-sale and cash register machine rolls, high speed laser roll paper, wide format engineering rolls, and wide format ink jet media.

Our high volume commodity sheeters are currently converting raw materials at our Texas and West Virginia plants. We also operate sheet presses similar to a quick print. We own substantially all of the printing and manufacturing equipment we use in the manufacture of our products, subject to liens granted to our lenders.

In fiscal 1998, we completed the construction of a special clean room at our Texas facility and installed a state-of-the-art sheeting and packaging system, designed with the manufacturer to batch sheet and package products with special surfaces, including transparency film, glossy papers, such as digital photo paper and T-shirt transfers. These products require machines that do not scratch or mar the surface of the product during the conversion and packaging process.

We maintain a quality assurance team which participates in the manufacturing and packaging of all of our products. We continue to monitor any new product requirements of our customers and to assess what new equipment or modifications of existing equipment may be required to produce such products.

INVENTORY MANAGEMENT; RAW MATERIALS

We believe that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service our customers. Because we are currently manufacturing and distributing new brands and types of products, our raw material and finished goods inventory requirements have increased over prior years. Therefore, we have substantially increased our inventory levels. We bear the risk of increases in the prices charged by our suppliers and decreases in the prices of raw materials held in our inventory. If prices for products held in our finished goods inventory decline or if prices for raw materials required by us decline, or if new technology is developed that renders obsolete products distributed by us and held in inventory, our business could be materially adversely affected.

We purchase raw paper, coated thermal facsimile paper, coated technical paper, carbon and carbonless paper, consisting of a wide variety of weights, widths, colors, sizes and qualities, transparency film, packaging and other supplies in the open market from a number of different companies around the world. We believe that adequate sources of raw material supplies exist to meet the requirements of our business. Raw materials represented 68% of total inventory at August 31, 1999. We believe that we have a good relationship with all of our current suppliers.

MARKET CONDITIONS

During the third quarter of fiscal 1999, our suppliers began increasing the price of raw materials resulting in our implementing a price increase for our finished goods. Due to another price increase by our suppliers, we intend to implement another price increase on finished goods in the second quarter of fiscal 2000. Management believes that raw material paper costs will increase in the first two quarters of fiscal 2000 and then stabilize. Although the finished good price increase in the third quarter of fiscal 1999 was successfully implemented, resistance by customers to finished good price increases could create downward pressure on finished goods selling prices, which could result in lower net sales and profit margins for us. If selling prices for products manufactured by us cannot increase in relationship to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected. In addition, the increased growth of discount retailers, such as office superstores, and the increase of sales to those retailers as a percentage of our total sales could also contribute to a reduction in our profit margin, as price wars among them adversely impact their suppliers.

SEASONALITY

We may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

BACKLOG

The dollar value of our order backlog as of August 31, 1999 and 1998, was approximately $1.4 million and $2.7 million, respectively. Our ability to fill orders is directly impacted by the general cyclical pattern of the paper industry and our ability to purchase the raw materials and finished goods necessary to fill customer orders. The decrease in backlog is related to our increased inventory and new streamlined policies and procedures in filling orders.

COMPETITION

We compete with a number of other business organizations within the paper industry, some of which have substantially greater financial, human and other resources than us. We currently compete principally with manufacturers like us which distribute their products through dealers, resellers and/or retailers and, to a lesser extent, manufacturers who distribute their own products directly to end-users. Weak industry conditions in the past few years have caused the major direct-selling companies, which are much larger than us, to sell direct and to dealers. In some cases, this has led to our customers reducing their selling prices to compete with these dealers. This has also caused increased competition among companies selling products through dealers. In addition, vertical consolidation among entities in the paper industry has created tougher conditions, since parent corporations of our competitors who are also our suppliers, support the efforts of their subsidiaries. Finally, in the changing environment of the hard copy supply industry, advancing technology has contributed to the competition as companies must commit resources to obtain new equipment in order to convert the evolving types of business consumables required by the advancement of technology and to expand facilities to house the increasing number of types of products available and for just-in-time inventory customers.

We have remained competitive by beginning the manufacture and distribution of non-paper, technical and high recognition branded products. The addition of technical products into our line has positioned us as a supplier of business consumables at the initial growth stages of the technology's introduction into the market and, therefore, at the greatest opportunity for strong profit margins and growth in unit sales. Branded products benefit from brand loyalty and name recognition. Since we have begun the manufacture and distribution of non-paper, technical and trademark licensed branded products and have penetrated new distribution channels with our expanding product lines, management believes that in the future the companies it will compete with will change as the consolidation within the paper industry causes competitors to branch into other categories of products that may not compete with the lines we offer.

We believe that we effectively compete on the basis of the following: our nationwide distribution network, which enables products to be delivered to our customers in most major cities in the United States within 24 hours; our larger number of inventory items providing customers cost-effective, efficient purchasing and volume discounts; and by providing high-quality products and customer-oriented services.

YEAR 2000

We have completed the conversion of our main computer system used in several key areas of our business, including purchasing, inventory management, shipping and financial reporting, to allow for correct processing of data beginning January 1, 2000. Y2K compliant application software is currently in use and has been date tested on an off site computer. The problem identification phase for other information technology equipment, such as independent personal computers ("P.C.'s"), and all non-information technology equipment, such as the embedded controls in our manufacturing equipment, has also been completed, and management has determined that a corrective action plan is not required, since no material problems were identified.

Total costs of remediation of all information and non-information technology was approximately $180,000. Equipment not acquired in reaction to Y2K considerations, but purchased in the normal course of business is not included in the estimate of total costs. Although we utilized both internal and external resources to implement and test the Year 2000 activities to eliminate interruptions or failure, there can be no assurance that these efforts will be successful. Our costs of the Year 2000 compliance are based upon no extraordinary adverse events.

We have completed our survey of the Year 2000 compliance status of our primary suppliers and customers, which have assured us of their Y2K compatibility. As a result, we do not intend to develop a formal contingency plan. If significant third-party supplier systems do not work properly, we may experience operation disruptions including temporary inability to manufacture or ship product, process transactions, communicate with customers, suppliers and subsidiary locations, and other customary business activity. Should one of our facilities experience significant operation disruptions, we intend to shift production from the disrupted facility to one of our other locations. A disruption of this nature could adversely impact revenues for the reporting quarter.

TRADEMARKS

We use the trademark IMPRESO, a Spanish word meaning printed matter, on certain products we manufacture and distribute. The trademark is registered in the United States, which registration, renewed in August 1995, is effective until August 2009. The Company has also registered IMPRESO as a service mark, which registration, renewed in January 1995, is effective until May 2000. The IMPRESO trademark is also registered in Canada, Great Britain, France, Benelux and Italy. These foreign registrations are subject to renewal commencing in October 2000. Management believes that the IMPRESO trademark has significant name recognition and is important in marketing and achieving visibility of our products. The goodwill value associated with the name IMPRESO has been pledged as an asset to our current primary secured lender under our revolving line of credit.

We also have a trademark registration in the United States for "Lazer Cut Sheets" and "Lazer Bond(R)" which registrations, subject to renewal, are effective until May 2007. Each of the Lazer Cut Sheet and Lazer Bond trademarks are applied only to one specific product that we manufacture.

In fiscal 1998, we obtained a United States service mark on HotSheet, our proprietary Internet portal. The HotSheet registration, subject to renewal, is effective until January 2008. We filed a service mark application for Shopsheet(TM), a subportal of Hotsheet.com, in February 1999, and the registration is pending.

SERVICE AND SUPPORT

Management believes that customer service is an important factor in product sales and customer satisfaction. Service and support include our own in-house trucking that back-hauls goods for other entities, which reduces transportation costs and improves customer service. An in-house graphics department that can design and prepare layouts of packaging and can produce negatives, which allow us speed and flexibility when bringing new products or packaging into the marketplace. We also sell our graphics capabilities to our customers. Our customer service department can expedite service because our computer system sends a bill of lading by facsimile to the appropriate distributing warehouse and an order acknowledgment to the receiving customer when an order is entered by a customer service representative. Our computer system automatically calculates inventory levels at each warehouse and the amount of raw materials we must purchase, and identifies which of our plant locations will manufacture an order.

We also have a collection and credit department. Our staff evaluates extensions of credit and make written and verbal requests for payment from those customers whose invoices are not paid within agreed payment terms. We also maintain in-house counsel who assists the credit department in difficult collections.

The Company offers a 120-day warranty on all of its products. To date, warranty expense has been minimal.

ENVIRONMENTAL REGULATION

Management believes that compliance with any environmental regulations that may be applicable to us will not have a material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

We had 203 full-time employees at August 31, 1999, 144 were engaged in manufacturing, 23 were engaged in sales and marketing and 36 were administrative and clerical personnel, including 6 executives. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good as a result of an organizational structure which encourages individual initiative as well as team work. Approximately 82% of all salaried employees have been with us more than seven years.

ITEM 2. PROPERTIES

We operate three manufacturing plants encompassing an aggregate of approximately 192,200 square feet of space. We own our manufacturing plants in Coppell, Texas, Kearneysville, West Virginia, and Fontana, California. The West Virginia property is encumbered by mortgages maturing in 2023. Our facilities in Fontana, California, are encumbered by a mortgage maturing in 2008. The Coppell, Texas, facility, where the executive offices are located, is approximately 60,000 square feet and is unencumbered. We maintain a regional sales office in Huntington, New York, under a lease which expires April 30, 2000. In addition, we maintain warehouse space in Dallas, Texas, pursuant to a month-to-month tenancy. Annual mortgage payments and minimum lease payments relating to these facilities were approximately $265,000 in fiscal 1999 and $148,000 in fiscal 1998. Costs incurred for the 47 public warehouses we utilize throughout the United States and in Quebec, Canada was approximately $598,000 for fiscal 1999.

On November 22, 1999, we entered into a loan agreement with Valley Bank-East, National Association to co-fund the construction of a new building and the refinance of the mortgage of our existing facility in West Virginia. On December 20, 1999, we intend to enter into an agreement with the West Virginia Economic Development Association on the same project. The expansion building will be constructed on our unimproved lot adjacent to our West Virginia plant. The new building, which will be approximately 50,000 square feet, will store inventory which is currently stored at a public warehouse location. The additional debt we will incur at the conclusion of the construction will be approximately $870,000, maturing in 2010.

Our HotSheet operation is currently operating from our headquarters at the Coppell facility and through our internet service provider located in Dallas, Texas.

We believe our current facilities are in good condition, and with our proposed facilities, are suitable and adequate for current business needs. Management estimates that, as of August 31, 1999, we were operating at approximately 60% capacity for all of the products we manufacture, which will allow us to acquire additional business with no immediate capital investment.


ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND STOCKHOLDER
        MATTERS

Our common stock is quoted on the Nasdaq National Market ("NNM") under the symbol "TSTI." The high and low closing prices for the common stock, as reported on the NNM, are as follows:


                                                            Price Range
                                                  ------------------------------
           1998 Fiscal Year and Period               High                 Low
                                                  ----------          ----------
First Quarter (Sept. - Nov. )                     $  13.5000          $   8.2500
Second Quarter (Dec. - Feb.)                         12.3125              7.3750
Third Quarter (Mar. - May)                           12.0000              4.3750
Fourth Quarter (Jun. - Aug.)                          4.5000              2.7500



           1999 Fiscal Year and Period
First Quarter (Sept. - Nov. )                     $   3.2500          $   1.7500
Second Quarter (Dec. - Feb.)                          6.1250              2.1250
Third Quarter (Mar. - May)                            5.6250              3.0000
Fourth Quarter (Jun. - Aug.)                          4.5630              2.7500



On November 22, 1999, the closing price for the common stock on NNM was $3.5625 and the common stock was held by approximately 978 stockholders of record, including holdings through nominee or street name accounts with brokers.

We have not paid any dividends on our common stock since inception, and we do not intend to pay any dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

On November 19, 1999, we received notice from the Nasdaq Stock Market that our common stock was failing to maintain a market value of public float greater than or equal to $5 million in accordance with Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for the Nasdaq National Market. The market value of public float on any day is calculated by multiplying the number of shares of common stock held by non-affiliates by the closing bid price. Compliance requires that for a minimum of ten consecutive trading days the closing bid price of our common stock is a multiple sufficient to place the value of public float greater than $5 million. As of November 1, 1999, that would require a closing bid price of approximately $3.33. We are currently in compliance with all of the remaining maintenance standard requirements, such as net tangible assets and minimum bid price. We have been given 90 days in which to regain public float compliance. If we cannot demonstrate compliance within the time frame provided, our securities may be delisted from the Nasdaq National Market on February 21, 2000. Management is reviewing various responses to the situation in order to achieve compliance with Marketplace Rule 4450(a)(2). Should such responses not achieve compliance, we can appeal the determination to a Nasdaq Listing Qualifications Panel, apply to become listed on the Nasdaq Small Cap Market, or apply to become listed on the American Stock Exchange. There can be no assurance, however, that we will qualify for such listing or can remain in compliance with the Nasdaq National Market, the Nasdaq Small Cap Market or American Stock Exchange maintenance standards.

If we do not qualify for listing on any of the markets, we may apply for listing on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time information on over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange.


ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected financial data of our company as of and for the five years ended August 31, 1999. The historical financial data has been derived from our audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements appearing elsewhere in this document.

                           SELECTED FINANCIAL DATA (a)

                             Years Ended August 31,


                                       1995                1996                1997              1998              1999
                                   ------------        ------------        ------------      ------------      ------------
Operations Data:

Net Sales                          $ 37,036,456        $ 47,722,988        $ 33,634,248      $ 50,666,085      $ 59,555,595

Operating income (loss)
before extraordinary item             2,480,004           3,005,459            (476,755)       (1,084,509)          774,352

Extraordinary item
(net of taxes)                          523,326(b)          296,291(b)               --                --                --

Net Income (loss)                     3,003,330           3,301,750            (476,755)       (1,084,509)          774,352

Earnings (loss) per common
share:
Income (loss) before
extraordinary item                         0.62                0.59               (0.09)            (0.20)              .15

Net Income (loss)                          0.75                0.65               (0.09)            (0.20)              .15

Consolidated
Balance Sheet Data:

Total assets                         14,586,211          17,016,740          18,225,900        23,519,946        33,084,378
Long-term debt (excluding
current maturities)                   3,602,917           1,091,789           1,007,038         2,697,512         2,629,272

Stockholders' Equity               $  3,725,825        $ 12,978,058        $ 12,883,430      $ 11,798,921      $ 12,573,273



    Notes to Selected Financial Data

    (a) This schedule should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto.

    (b)  Early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1999, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1998

Net Sales--- Net sales increased from $50.7 million in fiscal 1998 to $59.6 million in fiscal 1999, an increase of $8.9 million or 18%, as a result of the increasing sales of branded products.

Gross Profit--- Gross profit increased from $4.4 million in fiscal 1998 to $7.7 million in fiscal 1999, an increase of $3.3 million or 75.1% . Costs of sales as a percentage of net sales decreased to 87.1% in fiscal 1999, as compared to 91.4% in fiscal 1998. The increase of gross profit resulted from increased revenues and a decrease in the cost of sales as a percentage of net sales. Our gross profit percentage increased from 8.6% for fiscal 1998 to 12.9% for fiscal 1999, due to higher margins on products, such as branded products, comprising a significantly larger percentage of net sales for that period.

Selling, General and Administrative Expenses--- SG&A expenses for fiscal 1999 were $ 5.6 million, or 9.4% of net sales, as compared to $5.3 million, or 10.4% of net sales for fiscal 1998. SG&A as a dollar amount remained relatively constant but decreased as a percentage of net sales in fiscal 1999, as compared to the corresponding period of the prior year, due to increased net sales.

Interest Expense--- Interest Expense increased from $559,000 for fiscal 1998 as compared to $833,000 for fiscal 1999, an increase of $274,000 or 49%. This increase is primarily attributable to increased borrowings under our revolving line of credit. The increased borrowings reflect our increased inventory and accounts receivable during fiscal 1999, as compared to fiscal 1998.

Income Taxes--- Tax expense was $ 490,000 for fiscal 1999, as compared to a $319,000 tax benefit for fiscal 1998. The tax expense resulted primarily from the profits for fiscal 1999 compared to a loss in fiscal 1998.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 1998, AS COMPARED TO THE YEAR ENDED AUGUST 31, 1997

Net Sales--- Net sales for fiscal 1998, increased $17 million, or 50.6%, to $50.7 million, as compared to $33.6 million for fiscal 1997, as a result of: our shift from sales of continuous forms, a saturated declining market, to cut sheets, a growing market; the introduction of IBM branded products; and increased sales to one customer, Staples. Sales of continuous forms for fiscal 1998, decreased to 56.4% as a percentage of net sales as compared to 74.6% of net sales in fiscal 1997, while cut sheet products sales increased to 36.2% in fiscal 1998, as a percentage of net sales, as compared to 17.1% in fiscal 1997. We also increased our sales to Staples which represented approximately 34% of sales in fiscal 1998, as compared to 8.5% of sales for fiscal 1997. In fiscal 1998 we recorded our first sales of IBM branded products.

Gross Profit--- Gross profit for fiscal 1998, increased $700,000, or 18.1%, to $4.4 million as compared to $3.7 million in fiscal 1997. The dollar increase was the result of increased revenues. Costs of sales as a percentage of net sales increased to 91.4% in fiscal 1998, as compared to 89% in fiscal 1997. Although gross profit and net sales increased, our gross profit percentage decreased to 8.6% for fiscal 1998, as compared to 11% for fiscal 1997, as a result of sales of lower margin products, such as plain cut sheet paper, comprising a greater percentage of net sales for that period. The decreased gross profit percentage also reflects the continued trend of declining raw material prices and reduced selling prices of finished goods below the raw material cost reduction. We have responded to this trend by construction of the clean room facility at our Texas plant in fiscal 1998, where specialty surface cut sheets are manufactured. We believe that these products will be less vulnerable to commodity paper price fluctuations.

Selling, General and Administrative Expenses--- SG&A expenses for fiscal 1998, were $5.3 million, or 10.4% of net sales, as compared to $4.1 million, or 12.2 % of net sales for fiscal 1997. SG&A as a percentage of net sales decreased significantly in fiscal 1998, due to higher net sales somewhat offset by promotional rebate programs initiated in the second quarter of fiscal 1998.

Interest Expense--- Interest Expense increased by $284,000, or 103.2%, to $559,000 for fiscal 1998, as compared to $275,000 for fiscal 1997. This increase is primarily attributable to increased borrowings under our revolving line of credit. The increased borrowings reflected our increased inventory and accounts receivable as of August 31, 1998, as compared to August 31, 1997.

Income Taxes---We had a tax benefit of $318,600 for fiscal 1998, as compared to a $7,600 tax benefit for fiscal 1997. The benefits recorded resulted primarily from losses sustained by us for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $ 95,000, or 80.8%, from $118,000 in fiscal 1998 to $23,000 in fiscal 1999, primarily due to cash used for operating activities.

Borrowings under our line of credit increased $ 755,000, or 13.5%, to $6.4 million at August 31, 1999, as compared to $5.6 million at August 31, 1998, primarily as a result of our increasing raw material and finished goods inventories because of introductions of new brands and products and as a result of increased accounts receivables due to increased net sales.

Working capital increased to $8.7 million at August 31, 1999, from $ 8.1 million at August 31, 1998, an increase of $643,000 or 8.0%. This increase is primarily attributable to the increased inventories of $9.6 million, offset in part by increased current liabilities of $8.8 million.

In May 1999, we entered into an agreement with a bank for a two-year renewal of our revolving line of credit. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of our company and Trustee of a trust which is a principal shareholder of our company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1/2% (8.50% at August 31, 1999), are based upon specified percentages of eligible accounts receivable and inventories. As of August 31, 1999, there was a $3.6 million borrowing capacity remaining under the $13 million revolving line of credit. The revolving credit line will mature in May 2002. The renewed loan has more favorable terms, including an increase in the line from $12 million to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage of borrowings based on inventory.

On November 22, 1999, we entered into a loan agreement with Valley Bank-East, National Association to co-fund the construction of a new building and the refinance of the mortgage of our existing facility in West Virginia. On December 20, 1999, we intend to enter into an agreement with the West Virginia Economic Development Association on the same project. The expansion building will be constructed on our property adjacent to our West Virginia plant. The new building, which will be approximately 50,000 square feet, will store inventory which is currently stored at a public warehouse location. The additional debt we will incur at the conclusion of the construction will be approximately $870,000, maturing in 2010.

We believe that the funds available under the loan and loan commitment for the addition to our West Virginia facility, the revolving credit facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to demand for the new types and brands of product we manufacture may require us to obtain additional capital to add new manufacturing facilities. If that should occur, the funds required for the new facilities would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks such as foreign currency exchange rates, but are exposed to risks such as variable interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not have supply contracts with any of our foreign vendors. All foreign vendors are paid in United States currency. In addition, our international sales of finished goods are insignificant. Accordingly, there are not sufficient factors to create a material foreign exchange rate risk; therefore, we do not use exchange commitments to minimize the negative impact of foreign currency fluctuations.

We had both fixed-rate and variable-rate debts as of August 31, 1999. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise. The estimated fair value of our total long-term fixed rate and floating rate debt approximates fair value. See Note 2 in Notes to Consolidated Financial Statements.

As of August 31, 1999, we did not own derivative or other financial instruments for trading or speculative purposes.

Based upon our market risk sensitive debt outstanding at August 31, 1999, there was no material exposure to our financial position or results of operations.

IMPACT OF INFLATION

Inflation is not expected to have a significant impact on our business.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this Form 10-K contain "forward-looking statements" about our prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
        DATA

        Index to Consolidated Financial  Statements                               F-1

        Report of Independent Public Accountants                                  F-2

        Consolidated Balance Sheets as of August 31, 1999
        and 1998                                                                  F-3

        Consolidated Statements of Operations for the Years
        Ended August 31, 1999, 1998, and 1997                                     F-5

        Consolidated Statements of Stockholders' Equity
        for the Years Ended August 31, 1999, 1998, and 1997                       F-6

        Consolidated Statements of Cash Flows for the Years

        Ended August 31, 1999, 1998, and 1997                                     F-7

        Notes to Consolidated Financial Statements                                F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Our executive officers are elected annually by the Board of Directors. The name, age and position of each of our executive officers and directors at August 31, 1999, are as follows:


           Name                          Age                        Position
           ----                          ---                        --------
     Marshall D. Sorokwasz                56           Chairman of the Board,  President, Treasurer, and
                                                       Chief Executive Officer
     Richard D. Bloom                     67           Senior Vice President of Operations and Director
     Donald E. Jett                       55           Secretary and Director
     John L. Graves                       55           Vice President of Manufacturing
     Jeffrey W. Boren                     34           Vice President of Sales, Marketing
     Susan M. Atkins                      50           Vice President of Finance and Chief Financial Officer
     Bob L. Minyard                       58           Director
     Robert F. Troisio                    55           Director
     Jay W. Ungerman                      62           Director

Marshall D. Sorokwasz is one of the founders of the company and has been our President, Chief Executive Officer, and a director since our organization in 1976 and Chairman of the Board since 1996. Prior thereto, Mr. Sorokwasz held several positions with O.E.I. Business Products of Chicago, Illinois, a manufacturer and distributor of continuous business forms.

Richard D. Bloom is one of our founders and joined the company as Senior Vice President of Operations and a director in 1976. Prior, thereto, Mr. Bloom spent 20 years on the production side of the computer form industry, having served as a plant manager and production manager at his two previous employers, Data Documents, Inc. of Hutchins, Texas, and Service Business Forms of Wichita, KS.

Donald E. Jett is also an original founder of our company and has been a director and the Secretary of the Company since 1976. In August 1999, Mr. Jett began working for the company as an investor relations consultant . Prior to this, Mr. Jett worked as a consultant to Budget Cardio, a company that sold and refurbished new and used cardiovascular exercise equipment, having served as such since May 1994. During 1993, Mr. Jett owned and operated Uniglobe Clocktower Travel, a travel agency in Coppell, Texas. From 1978 until May 1991, Mr. Jett served as a Vice President and a director of Origami, Inc., a business consumable wholesaler. Prior to working at Origami, Inc., he was a regional sales manager for 11 years in a division of Scott Paper Company, with sales responsibilities for 21 states.

John L. Graves was promoted to Vice President of Manufacturing in June 1986. Prior to being elected Vice President, Mr. Graves was an Operations Manager since he joined us in August 1981.

Jeffrey W. Boren has been Vice President of Sales and Marketing since March 1995. From March 1994 to March 1995, he was the National Sales Manager; prior to that, he held various sales positions within our company.

Susan M. Atkins has been Vice President of Finance and Chief Financial Officer of our company since December 1995. Ms. Atkins was Controller of our company prior to her election as Vice President of Finance and Chief Financial Officer.

Robert E. Troisio was appointed to serve on the Company's Board of Directors in May 1995. From June 1998 to present, he has served as President and CEO of MedLab Accounts Receivable Services, Inc. Since September 1994, Mr. Troisio has also served as Managing Director Emerging Businesses of Morris Anderson & Associates, Ltd., a management consulting firm. From May 1997 to May 1998, Mr. Troisio served as President of Hamilton Luggage RDG, Inc., a retailer of luggage and accessories. From May 1992 to May 1996, Mr. Troisio served as an officer and director of Taren Holdings, Inc., a manufacturer of swim and resort wear. Mr. Troisio served as President of TR Clothing Manufacturers, Inc., a manufacturer of women's coats, from May 1993 to November 1994. From January 1990 to February 1992, Mr. Troisio acted as Vice President and Treasurer for Forstmann & Company, Inc., a manufacturer of woolen fabrics. Prior positions held by Mr. Troisio include Executive Vice President of Finance and Director of Reorganization for Basix Corporation, Assistant Treasurer for Perry H. Koplik & Sons, a paper broker, and Director of Credit for International Paper Company, an integrated paper mill.

Bob L. Minyard was elected to the Board of Directors on January 2, 1996. Since 1968 Mr. Minyard has served as an executive officer and a director of Minyard Food Stores, a regional chain of grocery stores in the Southwest.

Jay W. Ungerman was elected to the Board of Directors on January 2, 1996. Mr. Ungerman has been a principal partner in a Texas law firm specializing in civil practice since1994. In October 1998 Mr. Ungerman temporarily relocated to Budapest, Hungry to consult with Eastern Europeans about U.S. markets.


ITEM 11. EXECUTIVE COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table sets forth information concerning the cash compensation paid by us for services rendered during the three fiscal years ended August 31, 1999, 1998, and 1997, to our executive officers whose aggregate compensation exceeded $100,000.

                          SUMMARY OF COMPENSATION TABLE



                                      Annual Compensation                       Long Term Compensation
                                                                                      Number of
                                                                                     Securities
   Name and Principal                                          Other Annual           Underlying              All Other
      Position            Year      Salary         Bonus       Compensation (1)         Options            Compensation (2)
                         ------    ---------      ------      ----------------  ----------------------    ----------------

Marshall Sorokwasz        1999     $ 363,118         $ 0      $ 65,735(3) (4)             -0-                  $ 3,612
Chairman of the           1998       267,580           0       184,310(3) (5)             -0-                    3,572
Board, President and      1997       267,583      86,000       225,000(3) (5)             -0-                    3,895
CEO

Richard Bloom             1999     $ 239,958         $ 0            --                    -0-                  $ 3,135
Senior Vice President     1998       181,650           0        56,323(3) (6)             -0-                    2,985
of Operations             1997       181,650      43,000        67,309(3) (7)             -0-                    2,832

John Graves               1999     $ 113,289         $ 0            --                    -0-                  $   582
Vice President            1998       101,662           0            --                    -0-                      539
of Manufacturing          1997       101,636      15,000            --                    -0-                      614


Jeff Boren                1999     $ 137,175         $ 0            --                    -0-                  $   696
Vice President of         1998       117,190           0            --                    -0-                      555
Sales, Marketing          1997       117,700(8)   15,000            --                 15,000                      551




(1) Unless otherwise indicated, the named executive officer did not receive perquisites and other benefits in which the aggregate amount of such compensation exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2) "All Other Compensation" represents the allocation of our contribution to the TST/Impreso, Inc. Employee 401(k) Plan for each executive officer, based upon the distribution formula in the 401 (k) Plan, and payment of directors fees for attending board and committee meetings.

(3) Consists of payments of one or more of the following: medical and whole life insurance premiums; annual car allowance; and non-reimbursable expense payments.

(4)      Includes a $24,000 car allowance.

(5)      Includes a total of $124,000 in non-reimbursable expense payments.

(6)      Includes a $17,500 car allowance.

(7)      Includes a $30,000 car allowance.

(8) Includes a total of $15,000 in quarterly bonuses, which was eliminated as bonuses and incorporated into Mr. Boren's annual salary by a Compensation Committee resolution, dated January 28, 1997, and was deferred for payment into the 1998 fiscal year.

We did not grant any stock options, stock appreciation rights, restricted stock or performance shares to the named executive officers in fiscal 1999.

                 AGGREGATE OPTION EXERCISES IN 1999 FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                          Number of Unexercised          Value of Unexercised
                          Options at August 31,          In-The-Money Options
                          1999 (Shares)                  at August 31, 1999 (1)


                             Shares
                          Acquired on      Value
       Name                 Exercise     Realized    Exercisable   Unexercisable    Exercisable     Unexercisable
       ----              -------------  ----------  -------------  -------------    -----------     -------------
Marshall D. Sorokwasz               --          --             --             --             --                --
Richard D. Bloom                    --          --             --             --             --                --
John  L. Graves                     --          --         34,800              0         $    0            $    0
Jeffrey W. Boren                    --          --         53,400          3,750         $    0            $    0


(1) Computed based upon the difference between aggregate fair market value as of August 31, 1999, and aggregate exercise price.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


The following table sets forth information concerning the beneficial ownership of Common Stock, as of November 1, 1999, by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of
1934), who owned beneficially more than 5% of any class of our outstanding voting securities, each director and nominee for election as a director, all named executive officers in the Summary Compensation Table and all of our directors and executive officers of the company, as a group, and their respective share holdings as of such date.


                                                Shares of Common Stock          Percent
Name                                            Beneficially Owned (a)          of Class
                                                ----------------------          --------
Marshall D. Sorokwasz                             2,354,600           (b)         44.49%
118 Cottonwood Drive
Coppell, TX 75019

Richard D. Bloom                                    788,320                       14.89%
3100 Hillside
Highland Village, TX 75067

Donald E. Jett                                      645,850                       12.20%
100 Cottonwood Drive
Coppell, TX 75019

Robert F. Troisio                                     2,750           (c)           (d)

Bob L. Minyard                                        2,250           (e)           (d)

Jay W. Ungerman                                       2,530           (f)           (d)

Jeffery W. Boren                                     50,650           (g)           (d)

John L. Graves                                       34,800           (h)           (d)

All Directors and Executive Officers as a         3,890,750           (i)         72.15%
Group (nine persons)

(a) Except as indicated in the following footnotes, each of the persons listed above has sole voting and investment power with respect to all shares shown in the table as beneficially owned by them, subject to community property laws where applicable.

(b) 2,333,360 of these shares are voted by Mr. Sorokwasz as Trustee for the Sorokwasz Irrevocable Trust. This number does not include 15,750 shares owned by Mr. Sorokwasz' wife, as to which Mr.
           Sorokwasz disclaims any beneficial interest.

(c) Includes 2,250 shares issuable upon the exercise of stock options, exercisable within 60 days, held by Mr. Troisio. See "Employee Benefit Plans - 1995 Stock Option Plan."

(d)        Less than 1%.

(e) Consists of 2,250 shares issuable upon the exercise of stock options, exercisable within 60 days, held by Mr. Minyard. See "Employee Benefit Plans - 1995 Stock Option Plan."

(f) Includes 1,750 shares issuable upon the exercise of stock options, exercisable within 60 days, held by Mr. Ungerman. See "Employee Benefit Plans - 1995 Stock Option Plan."

(g) Includes 49,650 shares issuable upon the exercise of stock options, exercisable within 60 days, held by Mr. Boren. See "Employee Benefit Plans - 1995 Stock Option Plan."

(h) Consists of 34,800 shares issuable upon the exercise of stock options, exercisable within 60 days, held by Mr. Graves. See "Employee Benefit Plans - 1995 Stock Option Plan."

(i) Includes 99,700 shares issuable upon the exercise of stock options exercisable within 60 days.

There were 5,292,780 shares of the registrant's common stock outstanding as of November 1, 1999 and there has been no significant change in stock ownership or control.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marshall Sorokwasz, Chairman of the Board, CEO and President, has personally guaranteed our indebtedness to various lenders, including the $13 million revolving line of credit.

Advanced Business Graphics, Inc. is our customer and supplier and is owned in its entirety by Mr. Sorokwasz's wife, Kristine Sorokwasz. In fiscal 1999 we paid Advanced $57,600 for the production of certain business consumables we use. We also sold to Advanced goods and services totaling $417,600. All of these transactions were at prices equal to fair market value as of the date of each sale or purchase. Mr. Sorokwasz disclaims all beneficial interest in Advanced.


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

(b)  Current Reports on Form 8-K

     No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TST/Impreso, Inc.

                                             By: /s/ Marshall D. Sorokwasz
                                                -------------------------------
                                             Marshall D. Sorokwasz, President

Dated:  November 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                      Date
---------                                   -----                                      ----
/s/Marshall D. Sorokwasz            Chairman of the Board,                        November 29, 1999
------------------------            President, Principal Executive
Marshall D. Sorokwasz               Officer, and Treasurer


/s/Richard D. Bloom                 Senior Vice President of Operations,          November 29, 1999
-------------------                 Director
Richard D. Bloom


/s/Donald E. Jett                   Secretary, Director                           November 29, 1999
-----------------
Donald E. Jett


/s/Susan M. Atkins                  Vice President of Finance,                    November 29, 1999
------------------                  Principal Financial Officer,
Susan M. Atkins                     Principal Accounting Officer


/s/Jay W. Ungerman                  Director                                      November 29, 1999
------------------
Jay W. Ungerman

/s/Robert F. Troisio                Director                                      November 29, 1999
--------------------
Robert F. Troisio

/s/Bob L. Minyard                   Director                                      November 29, 1999
-----------------
Bob L. Minyard

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
         3(a)        Certificate of Incorporation of the Company (incorporated
                     by reference to Exhibit 3.1 to Registration Statement on
                     Form S-1 No. 33-93814)

         3(b) By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No.
                     33-93814)

         4           Form of Underwriters' Warrant (incorporated by reference to
                     Exhibit 4.1 to Registration Statement on Form S-1 No.
                     33-93814)

         10(a)       1995 Stock Option Plan (incorporated by reference to
                     Exhibit 10.1 to Registration Statement on Form S-1 No.
                     33-93814)

         10(b)       Employment Agreement dated January 27, 1999, between the
                     Company and Marshall Sorokwasz (incorporated by reference to Exhibit 10(b) of Form 10-Q dated February 28, 1999)

         10(c)+      IBM Brand Paper Trademark Licensing Agreement and Amendment
                     Number 1 thereto, effective as of April 30, 1997, between the Company and International Business Machines Corporation
                     (incorporated by reference to Exhibit 10(c) of Form 10-Q/A, dated May 31, 1997)

         10(d)+      Amendment Number 2, dated March 5, 1999, to the IBM Brand
                     Paper Trademark Licensing Agreement between the Company and
                     International Business Machines Corporation (incorporated by reference to Exhibit 10(d) of Form 10-Q/A dated February
                     28, 1999)

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 No.
                     33-93814)

         27          Financial data schedule


+ Confidential Treatment has been granted for certain portions of this Exhibit

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                               Page
                                                                               ----

Report of Independent Public Accountants                                       S-2

Schedule II- Valuation and Qualifying Accounts                                 S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of TST/Impreso, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 20, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
October 20, 1999

                                                                     SCHEDULE II


                     TST/IMPRESO, INC. AND SUBSIDIARIES(a)

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


                                                                      Additions
                                              Balance at   Additions   Charged                   Balance at
                                               Beginning    Charged    to other                   End of
                                               of Period   to Income   Accounts   Deductions      Period
                                              ----------   ---------   ---------  ----------     ----------
August 31, 1999:
   Allowance for doubtful accounts             $ 190,000   $  85,000         --   $(144,603)(b)  $ 130,397


               Total reserves and allowances   $ 190,000   $  85,000         --   $(144,603)     $ 130,397
                                               ---------   ---------  ---------   ---------      ---------

August 31, 1998:
   Allowance for doubtful accounts             $ 130,000   $ 120,000         --   $ (60,000)(b)  $ 190,000


               Total reserves and allowances   $ 130,000   $ 120,000         --   $ (60,000)     $ 190,000
                                               ---------   ---------  ---------   ---------      ---------

August 31, 1997:
   Allowance for doubtful accounts             $ 163,633          --         --   $ (33,633)(b)  $ 130,000


               Total reserves and allowances   $ 163,633          --         --   $ (33,633)     $ 130,000
                                               ---------   ---------  ---------   ---------      ---------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables.