Form 10-K/A
period 1999-08-31
TST/IMPRESO INC
filed 1999-12-10
CIK 947219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended August 31, 1999
                                       OR
 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
             Exchange Act of 1934 for the transition period
                            from         to
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

                          SUMMARY OF COMPENSATION TABLE



                                      Annual Compensation                       Long Term Compensation
                                                                                      Number of
                                                                                     Securities
   Name and Principal                                          Other Annual           Underlying              All Other
      Position            Year      Salary         Bonus       Compensation (1)         Options            Compensation (2)
                         ------    ---------      ------      ----------------  ----------------------    ----------------

Marshall Sorokwasz        1999     $ 363,118         $ 0      $ 65,735(3) (4)           5,000(5)               $ 3,612
Chairman of the           1998       267,580           0       184,310(3) (6)             -0-                    3,572
Board, President and      1997       267,583      86,000       225,000(3) (6)             -0-                    3,895
CEO

Richard Bloom             1999     $ 239,958         $ 0            --                  5,000(5)               $ 3,135
Senior Vice President     1998       181,650           0        56,323(3) (7)             -0-                    2,985
of Operations             1997       181,650      43,000        67,309(3) (8)             -0-                    2,832

John Graves               1999     $ 113,289         $ 0            --                  5,000(5)               $   582
Vice President            1998       101,662           0            --                    -0-                      539
of Manufacturing          1997       101,636      15,000            --                    -0-                      614


Jeff Boren                1999     $ 137,175         $ 0            --                  5,000(5)               $   696
Vice President of         1998       117,190           0            --                    -0-                      555
Sales, Marketing          1997       117,700(9)   15,000            --                 15,000                      551




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

(4)      Includes a $24,000 car allowance.

(5)      Options granted outside of the 1995 Stock Option Plan.

(6)      Includes a total of $124,000 in non-reimbursable expense payments.

(7)      Includes a $17,500 car allowance.

(8)      Includes a $30,000 car allowance.

(9) Includes a total of $15,000 in quarterly bonuses, which was eliminated as bonuses and incorporated into Mr. Boren's annual salary by a Compensation Committee resolution, dated January 28, 1997, and was deferred for payment into the 1998 fiscal year.


The following table shows as to the Chief Executive Officer and the other Named Executive Officers of our company listed in the Compensation Table, information about options granted in the 1999 fiscal year. We did not grant any stock appreciation rights, restricted stock or performance shares.

                      OPTIONS GRANTED IN 1999 FISCAL YEAR


                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES
                                                                                      OF STOCK PRICE APPRECIATION
                                         INDIVIDUAL GRANTS                                 FOR OPTION TERM (1)

                            NUMBER OF
                            SECURITIES     % OF TOTAL OPTIONS
                            UNDERLYING        GRANTED TO       EXERCISE OR
                            OPTIONS          EMPLOYEES IN      BASE PRICE    EXPIRATION
        NAME                GRANTED (#)      FISCAL YEAR(2)       ($/SH)         DATE           5%       10%
---------------------       -----------    ------------------   -----------   ----------     ------    ------
Marshall D. Sorokwasz         5,000(3)           12.66%           3.00        08/08/2004     $4,144    $9,157
Richard D. Bloom              5,000(3)           12.66%           3.00        08/08/2004     $4,144    $9,157
John L. Graves                5,000(3)           12.66%           3.00        08/08/2004     $4,144    $9,157
Jeffrey W. Boren              5,000(3)           12.66%           3.00        08/08/2004     $4,144    $9,157

(1) The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

(2) Includes options granted from the 1995 Stock Option Plan and options granted outside of the plan.

(3) On January 26, 1999, the Board of Directors granted the President authority to grant non-plan stock options at fair market value at the date of grant, representing a maximum of 250,000 shares of Common Stock. As of December 1, 1999, options representing 35,000 shares had been granted to officers and employees of TST/Impreso. Options granted have a term of five years, subject to earlier termination related to termination of employment and vest in 50% increments over a two year period.


                 AGGREGATE OPTION EXERCISES IN 1999 FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                       Number of Unexercised            Value of Unexercised
                                                       Options at August 31,            In-The-Money Options
                                                           1999 (Shares)               at August 31, 1999 (1)

                             Shares
                          Acquired on      Value
       Name                 Exercise     Realized    Exercisable   Unexercisable    Exercisable     Unexercisable
       ----              -------------  ----------  -------------  -------------    -----------     -------------
Marshall D. Sorokwasz               --          --             --             --             --                --
Richard D. Bloom                    --          --             --             --             --                --
John  L. Graves                     --          --         34,800              0         $    0            $    0
Jeffrey W. Boren                    --          --         49,650          3,750         $    0            $    0


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

Dated:  December 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                      Date
---------                                   -----                                      ----
/s/Marshall D. Sorokwasz            Chairman of the Board,                        December 10, 1999
------------------------            President, Principal Executive
Marshall D. Sorokwasz               Officer, and Treasurer


/s/Richard D. Bloom                 Senior Vice President of Operations,          December 10, 1999
-------------------                 Director
Richard D. Bloom


/s/Donald E. Jett                   Secretary, Director                           December 10, 1999
-----------------
Donald E. Jett


/s/Susan M. Atkins                  Vice President of Finance,                    December 10, 1999
------------------                  Principal Financial Officer,
Susan M. Atkins                     Principal Accounting Officer


/s/Jay W. Ungerman                  Director                                      December 10, 1999
------------------
Jay W. Ungerman

/s/Robert F. Troisio                Director                                      December 10, 1999
--------------------
Robert F. Troisio

/s/Bob L. Minyard                   Director                                      December 10, 1999
-----------------
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