Form 10-Q
period 1999-11-30
TST/IMPRESO INC
filed 2000-01-14
CIK 947219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED NOVEMBER 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-26774

                                TST/IMPRESO, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  75-1517936
     ---------------------------------                -------------------
      (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification No.)


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

              Yes   [X]                        No  [ ]

Indicate the number of shares outstanding of each of the issurers' classes of Common Stock as of the latest practical date.

       Class of Common Stock           Shares outstanding at January 13, 2000
       ---------------------           --------------------------------------
          $0.01 Par Value                            5,292,780

                       TST/IMPRESO, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                NOVEMBER 30, 1999

                                      INDEX


PART 1.  FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.  Consolidated Financial Statements:

         Interim Consolidated Balance Sheets as of November,
         30, 1999, (Unaudited) and August 31, 1999                          1

         Interim Consolidated Statements of Operations for the
         Three Months Ended November 30, 1999, and 1998
         (Unaudited)                                                        3

         Interim Consolidated Statements of Cash Flows for the
         Three Months Ended November 30, 1999, and 1998
         (Unaudited)                                                        4

         Notes to Interim Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                  12

                                  TST/IMPRESO, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS


                                                                  November 30, 1999    August 31, 1999
                                                                     (Unaudited)
                                                                  -----------------    ---------------
Current assets:
     Cash and cash equivalents                                       $     55,579       $     22,629
     Trade accounts receivable, net of allowance for
        doubtful accounts of $160,000 at November 30, 1999
        and $130,397 at August 31, 1999                                 8,068,256          6,295,988
     Income tax receivable                                                     --            478,909
     Investments in marketable securities                                  11,088             11,088
     Inventories                                                       22,182,244         18,801,015
     Prepaid expenses and other                                           220,773            200,739
     Deferred income tax assets                                            85,135             44,335
                                                                     ------------       ------------

                                 Total current assets                  30,623,075         25,854,703
                                                                     ------------       ------------

Property, plant and equipment, at cost                                 17,026,808         16,845,961
      Less-Accumulated depreciation                                    (9,540,568)        (9,635,739)
                                                                     ------------       ------------

                                 Net property, plant and equipment      7,486,240          7,210,222
                                                                     ------------       ------------


Other assets                                                               72,532             19,453
                                                                     ------------       ------------

                                 Total assets                        $ 38,181,847       $ 33,084,378
                                                                     ============       ============


           The accompanying notes are an integral part of these consolidated balance sheets.

                                      TST/IMPRESO, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            November 30,1999  August 31,1999
                                                                              (Unaudited)
                                                                            ----------------  --------------
Current liabilities:
     Accounts payable                                                         $10,425,655       $ 9,053,907
     Accrued liabilities                                                        2,077,962         1,678,862
     Current maturities of long-term debt                                         114,018            28,179
     Line of credit                                                             9,192,451         6,357,787

     Prepetition liabilities:
        Current maturities of long-term debt                                       33,797            35,233
                                                                              -----------       -----------

                                 Total current liabilities                     21,843,883        17,153,968
                                                                              -----------       -----------

     Deferred income tax liability                                                744,041           727,865
     Long-term portion of prepetition debt, net of current maturities             231,378           884,785
     Long-term debt, net of current maturities                                  2,663,621         1,744,487
                                                                              -----------       -----------

                                 Total liabilities                             25,482,923        20,511,105
                                                                              -----------       -----------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $.01 par value; 5,000,000 shares authorized;
         0 shares issued and outstanding                                               --                --
     Common Stock, $.01 par value; 15,000,000 shares authorized;
        5,292,780 shares issued and outstanding                                    52,928            52,928
     Warrants                                                                         110               110
     Additional paid-in capital                                                 6,319,572         6,319,572
     Retained earnings                                                          6,326,314         6,200,663
                                                                              -----------       -----------

                                 Total stockholders' equity                    12,698,924        12,573,273
                                                                              -----------       -----------

                                 Total liabilities and stockholders' equity   $38,181,847       $33,084,378
                                                                              ===========       ===========

              The accompanying notes are an integral part of these consolidated balance sheets.

                           TST/IMPRESO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                             Three Months Ended
                                                                 November 30,
                                                           1999                 1998
                                                        -----------         -----------
Net sales                                               $16,508,353         $14,272,022
Cost of sales                                            14,603,992          12,551,715
                                                        -----------         -----------

                  Gross Profit                            1,904,361           1,720,307
                                                        -----------         -----------

Other costs and expenses:
                  Selling, general and administrative     1,481,180           1,296,598
                  Interest expense                          243,406             181,733
                  Other expenses (income), net                2,949              19,221
                                                        -----------         -----------

                  Total other costs and expenses          1,727,535           1,497,552
                                                        -----------         -----------

Income before income tax expense                            176,826             222,755

Income tax expense (benefit):
                  Current                                    75,800              84,199
                  Deferred                                  (24,624)              1,856
                                                        -----------         -----------

Net income                                              $   125,650         $   136,700
                                                        ===========         ===========

Net income per common share (basic and diluted)         $       .02         $       .03
                                                        ===========         ===========


Weighted average shares outstanding                       5,292,780           5,292,780

 The accompanying notes are an integral part of these consolidated financial statements.

                               TST/IMPRESO, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                       Three Months Ended
                                                                          November 30,
                                                                     1999               1998
                                                                  -----------       -----------
Cash Flows From Operating Activities
     Net Income                                                   $   125,650       $   136,700
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
               Depreciation and amortization                          154,675           120,358
               Increase (decrease) in deferred income taxes           (24,624)            1,856
               (Increase) decrease in accounts receivable, net     (1,772,268)          691,471
               Increase in inventories                             (3,381,229)          (81,523)
               Increase in prepaid expenses and other                 (20,034)          (15,080)
               Increase in other noncurrent assets                    (53,079)           (8,436)
               Increase in accounts payable                         1,371,748         1,241,772
               Increase (decrease) in accrued liabilities             399,100          (198,762)
               Decrease in Federal Income Tax receivable              478,909                --
                                                                  -----------       -----------

            Net cash (used in) provided by operating activities    (2,721,152)        1,888,356
                                                                  -----------       -----------

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                      (458,453)          (52,065)
     Sales of property, plant, and equipment, net                      27,760            10,500
                                                                  -----------       -----------

            Net cash used in investing activities                    (430,693)          (41,565)
                                                                  -----------       -----------

Cash Flows From Financing Activities:
     Borrowings (payments) on line of credit, net                   2,834,664        (1,682,022)
     Payments on prepetition debt                                    (654,843)          (15,156)
     Borrowings (payments) on post petition debt, net               1,004,974            (7,950)
                                                                  -----------       -----------

            Net cash provided by (used) in financing activities     3,184,795        (1,705,128)
                                                                  -----------       -----------

Net increase in cash and cash equivalents                              32,950           141,663

Cash and cash equivalents, beginning of period                         22,629           117,840
                                                                  -----------       -----------

Cash and cash equivalents, end of period                          $    55,579       $   259,503
                                                                  ===========       ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                       TST/IMPRESO, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     ORGANIZATION AND NATURE OF BUSINESS

TST/Impreso, Inc., a Delaware corporation, is a manufacturer and distributor to dealers and other resellers of paper and film products for commercial and home use in domestic and international markets. TST/Impreso, Inc.'s product line consists of standard continuous computer stock business forms; thermal facsimile paper; cut sheet products such as copy paper, ink jet paper, digital photo paper and transparencies; fine business stationary; point of sale and cash register machine rolls; high speed laser roll paper; wide format engineering rolls; wide format ink jet media; and processed laser cut sheets. TST/Impreso, Inc. has three wholly owned subsidiaries: Big Time Paper, Inc., TST/Impreso of California, Inc., and Texas Stock Tab of West Virginia, Inc. Each subsidiary was formed to support activities of TST/Impreso, Inc. (referred to collectively with its consolidated subsidiaries as the "Company").

2.     INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of November 30, 1999, and its results of operations for the three months ended November 30, 1999 and 1998. Results of the Company's operations for the interim period ended November 30, 1999, may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The unaudited Interim Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying notes of the Company and its subsidiaries, included in the Company's Form 10-K, as amended by Form 10-K/A (the "Company's Form 10-K"), for the fiscal year ended August 31, 1999 ("Fiscal 1999"), File Number 0-26774. Accounting policies used in the preparation of the unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

3.     INVENTORIES

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor, and factory overhead.

Inventories consisted of the following:

                                     November 30,        August 31,
                                         1999               1999
                                     ------------       ------------
Finished Goods                       $  5,858,335       $  5,126,046
Raw Materials                          15,510,759         12,826,083
Supplies                                  764,989            783,964
Work-in-process                            48,161             64,922
                                     ------------       ------------
               Total                 $ 22,182,244       $ 18,801,015
                                     ============       ============

4.     LONG -TERM DEBT AND LINE OF CREDIT:

      The following is a summary of long-term debt and line of credit:
                                                                                  November 30,        August 31,
                                                                                      1999               1999
                                                                                  ------------       ------------
    Note payable to a commercial financial  corporation under a revolving credit line maturing May 2001, secured by inventories,  trade accounts  receivable, equipment,  goodwill  associated  with the Company's  trademark  IMPRESO (no value on financial statements), and a personal guarantee by the trustee of a trust which is a principal  shareholder  of the  Company,  interest  payable
    monthly at prime plus1/4% (8.5% at November 30, 1999).                        $  9,192,451       $   6,357,787

    Note  payable to a commercial  financial  corporation,  secured,  payable in
    monthly installments, interest at 1.3%, maturing June 2001.                          8,936               9,862

    Note  payable  to a  commercial  financial  corporation,  payable in monthly
    installments, interest at 7.25%, maturing December 2002.                            45,467              48,980

    Note payable to a bank secured by property,  payable in monthly installments of $14,391 (including interest at 4.5% above the 11th District Cost of Funds
    rate, 9.5% at November 30, 1999) maturing August 2008.                           1,695,721           1,698,720

    Note  payable to a commercial  financial  corporation,  secured,  payable in
    monthly installments, interest rate of 6.7%, maturing July 2003.                    14,253              15,103

    Note  payable  to  a  bank,   secured  by   property,   payable  in  monthly
    installments,  of $8,170,  interest  rate at 8.5% for 5 years,  interest  at
    prime plus 0.25% thereafter, maturing December 2009.                               646,681                 --

    Note  payable  to a  commercial  financial  corporation,  payable in monthly
    installments, interest rate at 10.27%, maturing September 2004.                    243,912                 --

    Note  payable  to a  commercial  financial  corporation,  payable in monthly
    installments, interest rate at 11.17%, maturing November 2004.                     106,602                 --

    Note  payable  to a  commercial  financial  corporation,  payable in monthly
    installments, interest rate at 6.9%, maturing August 2004.                          16,068                 --

    Note payable to a bank, secured by property, payable in monthly installments of $4,815  (including  interest at 6%)  through May 2003,  at which time the
    remaining balance becomes due and payable.                                              --            546,120

    Other notes  payable,  secured by one or more of the  following:  a personal guarantee by the trustee of a trust which is a principal  shareholder of the
    Company, and certain property, plant, and equipment, maturity dates to 2023,
    interest rates ranging from 4% to 8%.                                              265,174            373,899
                                                                                  ------------       ------------

    Total                                                                           12,235,265          9,050,471

    Less-Current maturities                                                         (9,340,266)        (6,421,199)
                                                                                  ------------       ------------

    Long term debt                                                                $  2,894,999       $  2,629,272
                                                                                  ============       ============

The revolving credit line is limited to the lesser of $13,000,000 or a percentage of eligible trade accounts receivable and inventories, as defined. The remaining availability under the revolving credit line was $3.7 million as of November 30, 1999. The line of credit, as amended, has restrictive covenants requiring the maintenance of a minimum tangible net worth and working capital requirements, as defined. As of November 30, 1999, the Company was in compliance with all covenants.

5.     SUPPLEMENTAL  CASH FLOW INFORMATION

                                                        Three Months Ended
                                                           November 30,
                                                        1999            1998
                                                      --------        --------
              Cash paid during the period for:
                        Interest                      $243,406        $181,733
                        Income taxes                  $ 17,014        $ 18,332



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS FOR THE INTERIM PERIODS ENDED NOVEMBER 30, 1999, AND 1998

Net Sales---Net sales increased from $14.3 million in the three months ended November 30, 1998, ("First Quarter 1999"), to $16.5 million for the three months ended November 30, 1999 ("First Quarter 2000"), an increase of 15.7%, as a result of the increased sales of branded products.

Gross Profit---Gross profit increased from $1.7 million in the First Quarter 1999 to $1.9 million in the First Quarter 2000, an increase of approximately 10.7%. The increase of gross profit was primarily the result of increased sales. Our gross profit margin decreased to 11.5% for the First Quarter 2000, as compared to 12% for the corresponding period of the prior year. The decreased gross profit margin resulted from increased raw material costs which were not fully passed on to our customers.

Selling, General, and Administrative Expenses--- SG&A expenses increased from $1.3 million in the First Quarter 1999, to $1.5 million in the First Quarter 2000, an increase of 14.2%. SG&A as a percentage of net sales remained constant at 9%. SG&A expenses increased as a dollar amount during this period, as compared to the corresponding period of the prior year, due to increased marketing costs, such as slotting fees and entertainment expenses.

Interest Expense---Interest expense increased from $182,000 in the First Quarter 1999 to $243,000 in the First Quarter 2000, an increase of $62,000, or approximately 33.9%. The increase was primarily attributable to financing acquisitions of property and equipment, and an increase in inventory which increased the outstanding borrowing under our line of credit.

Income Taxes---Our income tax expense for the First Quarter 2000 decreased to $51,176, as compared to $86,055 for the corresponding period of the prior year. The decrease in income tax expense was the result of a deferred tax benefit applied to the fiscal year ending August 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $8.8 million at November 30, 1999, from $8.7 million at August 31, 1998. This represented an increase of 1.0%, primarily attributable to a $3.4 million increase in our inventory, partially offset by an approximate $1.4 million increase in accounts payable, and a $ 2.8 million increase in borrowing under our line of credit.

In May 1999, we entered into an agreement with a bank for a two-year renewal of our revolving line of credit. The loan is secured by, among other things, inventory, trade receivables, equipment and a personal guarantee of Marshall Sorokwasz, Chairman of the Board and President of our company and trustee of a trust which is a principal shareholder of our company. Available borrowings under this line of credit, which accrues interest at the prime rate of interest plus 1/4% (8.5% at November 30, 1999), are based upon specified percentages of eligible accounts receivable and inventories. As of November 30, 1999, there was a $3.7 million borrowing capacity remaining under the $13 million line of credit. The renewed loan has more favorable terms, including an increase in the line from $12 million to $13 million, a decreased interest rate ranging from prime plus 1/2% to prime plus 1/4% based upon financial performance, and an increased percentage of borrowing based on inventory.

On November 22, 1999, we entered into a loan agreement with Valley Bank-East, National Association to co-fund the construction of a new building and the refinance of the mortgage of our existing facility in West Virginia. On December 30, 1999, we entered into an agreement with the West Virginia Economic Development Association on the same project. The new building will be constructed on our property adjacent to our West Virginia plant, will be approximately 50,000 square feet, and will be used to store inventory which is currently stored at a public warehouse location. The additional debt we will incur at the conclusion of the construction will be approximately $870,000 at the anticipated completion date of May 2000.

We believe that the funds available under the loan and loan commitment for the addition to our West Virginia facility, the revolving credit facility, cash and cash equivalents, trade credit, and internally generated funds will be sufficient to satisfy our requirements for working capital and capital expenditures for at least the next twelve months. Such belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events, and there can be no assurance that such assumptions are correct. In addition, expansion of our operations due to demand for the new types and brands of product we manufacture may require us to obtain additional capital to add new manufacturing facilities. We anticipate if that should occur, the funds required for the new facilities would be generated through securities offerings or additional debt. There can be no assurance that any additional financing will be available if needed, or, if available, will be on acceptable terms.

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

We had both fixed-rate and variable-rate debts as of November 30, 1999. The fair market value of long-term variable interest rate debt is subject to interest rate risk. Generally the fair market value of variable interest rate debt will decrease as interest rates fall and increase as interest rates rise.

The estimated fair value of our total long-term fixed rate and floating rate debt approximates fair value.

As of November 30, 1999, we did not own derivative or other financial instruments for trading or speculative purposes.

Based upon our market risk sensitive debt outstanding at November 30, 1999, there was no material exposure to our financial position or results of operations.

INVENTORY MANAGEMENT; RAW MATERIALS

We believe that it is necessary to maintain a large inventory of finished goods and raw materials to adequately service our customers. Because we are currently manufacturing and distributing new brands and types of products, our raw material and finished goods inventory requirements have increased over prior years. Therefore, we have substantially increased our inventory levels. In addition, increasing international sourcing of raw materials has impacted delivery cycles resulting in our expanding inventory to accommodate less frequent, larger shipments. We bear the risk of increases in the prices charged by our suppliers and decreases in the prices of raw materials held in our inventory. If prices for products held in our finished goods inventory decline or if prices for raw materials required by us decline, or if new technology is developed that renders obsolete products distributed by us and held in inventory, our business could be materially adversely affected.

MARKET CONDITIONS

During the third quarter of fiscal 1999, our suppliers began increasing the price of raw materials resulting in our implementing a price increase for our finished goods. As a result of another price increase by our suppliers in the First Quarter 2000, we began the implementation of another price increase on finished goods.

Management believes that raw material paper costs will continue to increase into the second quarter of fiscal 2000 and then stabilize. Although the finished goods price increase in the third quarter of fiscal 1999 was successfully implemented, resistance by customers to finished goods price increases in the First Quarter 2000 has created downward pressure on finished goods selling prices, which has resulted in lower profit margins. If selling prices for products manufactured by us cannot increase in relationship to raw material cost increases, or if prices for products manufactured by us decline as a result of market pressures, our results of operations could be materially adversely affected.

SEASONALITY

We may be subject to certain seasonal fluctuations in that orders for products may decline over the summer months. However, we do not believe that such fluctuations have a material adverse effect on our results of operations.

YEAR 2000

Total costs of remediation of all information and non-information technology was approximately $180,000. No adverse events occurred on January 1, 2000.

SUBSEQUENT EVENTS

On December 28, 1999, we received notice from the Nasdaq Stock Market that we are in compliance with Marketplace Rule 4450(a)(2), minimum market value of public float.

On March 7, 2000, at our annual shareholders meeting, the shareholders will vote on a proposal to create a parent holding company, named Impreso.com, Inc., which will trade under the symbol ZCOM. Impreso.com, Inc. will hold the shares of TST/Impreso, Inc. and a sibling subsidiary, Hotsheet.com, Inc.

The purpose of this transaction is to organize our different business segments into separate companies which we believe will enable us to more rapidly respond to opportunities and to more easily expand our HotSheet web portal site business.

On December 15, 1999, we executed a consulting contract with Direct Marketing Consultants, Inc., to locate and engage suitable experts, employees, and investors in Hotsheet.com. We initially intend to raise $10 million, through private placements, for approximately 10% to 15% of the equity of Hotsheet.com, Inc. to finance the operations and growth of the HotSheet web portal. There can be no assurance, however, that such financing can be obtained, or if available, will be on acceptable terms.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and the Results of Operations and the sections of this Form 10-Q contain "forward-looking statements" about our prospects for the future, such as our ability to generate sufficient working capital, our ability to continue to maintain sales to justify capital expenses, and our ability to generate additional sales to meet business expansion. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including availability of raw materials, availability of thermal facsimile, computer, laser and color ink jet paper, to the cyclical nature of the industry in which we operate, the potential of technological changes which would adversely affect the need for our products, price fluctuations which could adversely impact the large inventory we require, loss of any significant customer, and termination of contracts essential to our business. Parties are cautioned not to rely on any such forward-looking statements or judgments in making investment decisions.

PART II:      OTHER INFORMATION

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------

   (a) 27     Financial data schedule.

   (b) No reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 2000

                                                  TST/ Impreso, Inc.
                                                  (Registrant)


                                                  /s/ MARSHALL SOROKWASZ
                                                  ----------------------------
                                                  Marshall Sorokwasz
                                                  Chairman of the Board, Chief
                                                  Executive Officer, President
                                                  and Director



                                                  /s/ SUSAN ATKINS
                                                  ----------------------------
                                                  Susan Atkins
                                                  Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION OF EXHIBITS
-----------                -----------------------


    27                     Financial data schedule.